Form 10-K
period 2017-12-31
STONEMOR PARTNERS LP
filed 2018-07-17
CIK 1286131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common units held by non-affiliates of the registrant was approximately $311.2 million as of June 30, 2017 based on $9.45, the closing price per common unit as reported on the New York Stock Exchange on that date.¹
The number of the registrant’s outstanding common units at June 20, 2018 was 37,958,645.
Documents incorporated by reference: None

¹
The aggregate market value of the common units set forth above equals the number of the registrant’s common units outstanding, reduced by the number of common units held by executive officers, directors and persons owning 10% or more of the registrant’s common units, multiplied by the closing price per the registrant’s common unit on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

FORM 10-K OF STONEMOR PARTNERS L.P.

PART I

ITEM 1.	BUSINESS
OVERVIEW
We were formed as a Delaware limited partnership in April 2004 to own and operate the assets and businesses previously owned and operated by Cornerstone Family Services, Inc., ("Cornerstone"), which was converted into CFSI LLC, a limited liability company ("CFSI"), prior to our initial public offering of common units representing limited partner interests on September 20, 2004. On May 21, 2014, Cornerstone Family Services LLC, a Delaware limited liability company ("CFS"), and its direct and indirect subsidiaries, CFSI LLC and StoneMor GP LLC, our general partner ("StoneMor GP" or "general partner"), completed a series of transactions (the "Reorganization") to streamline the ownership structure of CFSI and StoneMor GP. As a result of the Reorganization, StoneMor GP became a 100% owned subsidiary of StoneMor GP Holdings LLC, a Delaware limited liability company ("GP Holdings"), formerly known as CFSI, and GP Holdings is owned by (i) a trustee of the trust established for the pecuniary benefit of American Cemeteries Infrastructure Investors, LLC, a Delaware limited liability company ("ACII"), which trustee has exclusive voting and investment power over approximately 89.01% of membership interests in GP Holdings, and (ii) certain directors, affiliates of certain directors and current and former executive officers of our general partner. See Part III of this Annual Report on Form 10-K for a more detailed discussion of the Reorganization. In this Annual Report on Form 10-K, unless the context otherwise requires, references to "we," "us," "our," "StoneMor," the "Company," or the "Partnership" are to StoneMor Partners L.P. and its subsidiaries.
We are currently the second largest owner and operator of cemeteries and funeral homes in the United States. As of December 31, 2017, we operated 316 cemeteries in 27 states and Puerto Rico. We own 285 of these cemeteries and we manage or operate the remaining 31 under lease, management or operating agreements with the nonprofit cemetery companies that own the cemeteries. As of December 31, 2017, we also owned, operated or managed 93 funeral homes, including 44 located on the grounds of cemetery properties that we own, in 17 states and Puerto Rico.
The cemetery products and services that we sell include the following:

Interment Rights	Merchandise	Services
burial lots	burial vaults	installation of burial vaults
lawn crypts	caskets	installation of caskets
mausoleum crypts	grave markers and grave marker bases	installation of other cemetery merchandise
cremation niches	memorials	other service items
perpetual care rights
We sell these products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Our sales of real property, including burial lots (with and without installed vaults), lawn and mausoleum crypts and cremation niches, generally generate qualifying income sufficient for us to be treated as a partnership for federal income tax purposes. In 2017, we performed 54,109 burials and sold 32,018 interment rights (net of cancellations). Based on our sales of interment spaces in 2017, our cemeteries have an aggregated average remaining sales life of 206 years.
Our cemetery properties are located in Alabama, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, Puerto Rico, Rhode Island, South Carolina, Tennessee, Virginia, Washington, West Virginia and Wisconsin. Our cemetery operations accounted for approximately 82%, 81% and 82% of our revenues in 2017, 2016 and 2015, respectively.
Our primary funeral home products are caskets and related items. Our funeral home services include family consultation, the removal and preparation of remains, insurance products and the use of funeral home facilities for visitation and prayer services.
Our funeral homes are located in Alabama, California, Florida, Illinois, Indiana, Kansas, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oregon, Pennsylvania, Puerto Rico, South Carolina, Tennessee, Virginia and West Virginia. Our funeral home operations accounted for approximately 18%, 19% and 18% of our revenues in 2017, 2016 and 2015, respectively. Our funeral home operations are conducted through various 100% owned subsidiaries that are treated as corporations for U.S. federal income tax purposes.

OPERATIONS
Segment Reporting and Related Information
We have two distinct reportable segments, which are classified as Cemetery Operations and Funeral Home Operations, both of which are supported by corporate costs and expenses.
We have chosen this level of organization and disaggregation of reportable segments because: (a) each reportable segment has unique characteristics that set it apart from the other segment; (b) we have organized our management personnel at these two operational levels; and (c) it is the level at which our chief decision makers and other senior management evaluate performance.
Our Cemetery Operations segment sells interment rights, caskets, burial vaults, cremation niches, markers and other cemetery related merchandise and services. Our Funeral Home Operations segment offers a range of funeral-related services such as family consultation, insurance products, the removal of and preparation of remains and the use of funeral home facilities for visitation and prayer services, as well as funeral merchandise. The funeral-related services are different from the cemetery services sold and provided by the Cemetery Operations segment. Our corporate costs include various home office selling and administrative expenses that are not allocable to the operating segments. See Note 17 in Part II, Item 8. Financial Statements and Supplementary Data, for financial information about our business segments.
Cemetery Operations
As of December 31, 2017, we operated 316 cemeteries. Our Cemetery Operations include sales of cemetery interment rights, merchandise and services and the performance of cemetery maintenance and other services. An interment right entitles a customer to a burial space in one of our cemeteries and the perpetual care of that burial space. Burial spaces, or lots, are parcels of property that hold interred human remains. Our cemeteries require a burial vault to be placed in each burial lot. A burial vault is a rectangular container, usually made of concrete but also made of steel or plastic, which sits in the burial lot and in which the casket is placed. The top of the burial vault is buried approximately 18 to 24 inches below the surface of the ground, and the casket is placed inside the vault. Burial vaults prevent ground settling that may create uneven ground surfaces. Ground settling typically results in higher maintenance costs and potential exposure for accidents on the property. Lawn crypts are a series of closely spaced burial lots with preinstalled vaults and may include other improvements, such as landscaping, sprinkler systems and drainage. A mausoleum crypt is an above ground structure that may be designed for a particular customer, which we refer to as a private mausoleum, or it may be a larger building that serves multiple customers, which we refer to as a community mausoleum. Cremation niches are spaces in which the ashes remaining after cremation are stored. Cremation niches are often part of community mausoleums, although we sell a variety of cremation niches to accommodate our customers’ preferences.
Grave markers, monuments and memorials are above ground products that serve as memorials by showing who is remembered, the dates of birth and death and other pertinent information. These markers, monuments and memorials include simple plates, such as those used in a community mausoleum or cremation niche, flush-to-the-ground granite or bronze markers, headstones or large stone obelisks.
One of the principal services we provide at our cemeteries is an "opening and closing," which is the digging and refilling of burial spaces to install the vault and place the casket into the vault. With pre-need sales, there are usually two openings and closings, where permitted by applicable law. During the initial opening and closing, we install the burial vault in the burial space. Where permitted by applicable law, we usually perform this service shortly after the customer signs a pre-need contract. Advance installation allows us to withdraw the related funds from our merchandise trusts, making the amount in excess of our cost to purchase and install the vault available to us for other uses, and eliminates future merchandise trusting requirements for the burial vault and its installation. During the final opening and closing, we remove the dirt above the vault, open the lid of the vault, place the casket into the vault, close the vault lid and replace the ground cover. With at-need sales, we typically perform the initial opening and closing at the time we perform the final opening and closing. Our other services include the installation of other cemetery merchandise and the perpetual care related to interment rights.
Funeral Home Operations
As of December 31, 2017, we owned, operated or managed 93 funeral homes, 44 of which are located on the grounds of cemetery properties that we own. Our funeral homes offer a range of services to meet a family’s funeral needs, including family consultation, final expense insurance products, the removal and preparation of remains, provision of caskets and related funeral merchandise, the use of funeral home facilities for visitation, worship and performance of funeral services and transportation services. Funeral Home Operations primarily generate revenues from at-need sales.

Cremation Products and Services
We operate crematories at some of our cemeteries or funeral homes, but our primary crematory operations are sales of receptacles for cremated remains, such as urns, and the inurnment of cremated remains in niches or scattering gardens. While cremation products and services usually cost less than traditional burial products and services, they yield higher margins on a percentage basis and take up less space than burials. We sell cremation products and services on both a pre-need and an at-need basis.
Seasonality
Although the death care business is relatively stable and predictable, our results of operations may be subject to seasonal fluctuations in deaths due to weather conditions and illness. We generally perform fewer initial openings and closings in the winter when the ground is frozen in many of the areas in which we operate. We may also experience declines in contracts written during the winter months due to inclement weather, which makes it more difficult for our sales staff to meet with customers.
Sales Contracts
Pre-need products and services are typically sold on an installment basis. At-need products and services are generally required to be paid for in full in cash by the customer at the time of sale. As a result of our pre-need sales, the backlog of unfulfilled pre-need performance obligations recorded in deferred revenues was $0.9 billion at December 31, 2017 and 2016.
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
Sales Personnel, Training and Marketing
As of December 31, 2017, we employed 815 full-time commissioned salespeople and salaried sales managers and 59 full-time sales support and telemarketing employees. We had six regional sales vice presidents supporting our Cemetery Operations reporting to our National Vice President of Sales and Marketing. Individual salespersons are typically located at the cemeteries they serve and report directly to the cemetery sales manager. We have made a commitment to the ongoing education and training of our sales force and to salesperson retention in order to provide our customers high quality customer service and in an effort to comply with all applicable laws and requirements. Our training program includes classroom training at regional training locations, field training, periodically updated training materials that utilize media, such as web based modules, for interactive training and participation in industry seminars. We place special emphasis on training property sales managers, who are key elements to a successful pre-need sales program.
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
We generate sales leads through direct mail, websites, funeral follow-up and sales force cold calling, with the assistance of database mining and other marketing resources. We have created a marketing department to allow us to use more sophisticated marketing techniques to focus more effectively our lead generation and direct sales efforts. Sales leads are referred to the sales force to schedule an appointment, either at the customer’s home or at the cemetery location.

Acquisitions
See Note 2 in Part II, Item 8. Financial Statements and Supplementary Data, for a more detailed discussion of our acquisitions. A summary of our acquisition activities is as follows:
2017
The Partnership did not complete any acquisitions during the year ended December 31, 2017.
2016
We completed two acquisitions during the year ended December 31, 2016, which included ten cemeteries, three funeral homes and a granite company. The acquired properties were located in Wisconsin and Florida. The aggregate cash consideration for these acquisitions was $10.6 million.
2015
We completed five acquisitions during the year ended December 31, 2015, which included four cemeteries and seven funeral homes. The acquired properties were located in Illinois and Florida. The aggregate fair value of the total consideration for these acquisitions was $19.7 million.
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
We believe that we currently face limited competition for cemetery acquisitions. The two publicly held death care companies identified above, as well as Stewart Enterprises, Inc., which was acquired by Service Corporation International in December 2013, have historically been the industry’s primary consolidators, but have largely curtailed cemetery acquisition activity since 1999. Furthermore, these companies continue to generate the majority of their revenues from funeral home operations. Based on the relative levels of cemetery and funeral home operations of these publicly traded death care companies, which are disclosed in their filings with the Securities and Exchange Commission (the "SEC"), we believe that we are the only publicly held death care company that focuses a significant portion of its efforts on Cemetery Operations.

REGULATION
Our operations are subject to regulation, supervision and licensing under federal, state and local laws, which impacts the goods and services that we may sell and the manner in which we may furnish goods and services.
Cooling-Off Legislation
Each of the states where our current cemetery and funeral home properties are located has "cooling-off" legislation with respect to pre-need sales of cemetery and funeral home products and services. This legislation generally requires us to refund proceeds from pre-need sales contracts if canceled by the customer for any reason within three to thirty days from the date of the contract, depending on the state (and some states permit cancellation and require refund beyond thirty days) including until death. The Federal Trade Commission ("FTC") also requires a cooling-off period of three business days for door to door sales, during which time a contract may be cancelled entitling a customer to a refund of the funds paid.
Trusting
Sales of cemetery interment rights and pre-need sales of cemetery and funeral home merchandise and services are generally subject to trusting requirements imposed by state laws in most of the states where we operate. See Critical Accounting Policies and Estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Note 6 and Note 7 in Part II, Item 8. Financial Statements and Supplementary Data, for further discussion regarding trusting.
Truth in Lending Act and Regulation Z
Our pre-need installment contracts are subject to the federal Truth-in-Lending Act ("TILA") and the regulations thereunder, which are referred to as Regulation Z. TILA and Regulation Z promote the informed use of consumer credit by requiring us to disclose, among other things, the annual percentage rate, finance charges and amount financed when extending credit to consumers.
Other Consumer Credit-Related Laws and Regulations
As a provider of consumer credit and a business that generally deals with consumers, we are subject to various other state and federal laws covering matters such as credit discrimination, the use of credit reports, identity theft, the handling of consumer information, consumer privacy, marketing and advertising, debt collection, extensions of credit to service members and prohibitions on unfair or deceptive trade practices.
The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank")
Dodd-Frank, signed into law by President Obama on July 21, 2010, created a new federal Bureau of Consumer Financial Protection (the "Bureau"). In addition to transferring to the Bureau rule-writing authority for nearly all federal consumer finance-related laws and giving the Bureau rule-writing authority in other areas, Dodd-Frank empowers the Bureau to conduct examinations and bring enforcement actions against certain consumer credit providers and other entities offering consumer financial products or services. While not presently subject to examination by the Bureau, we potentially could be in the future in connection with our pre-need installment contracts. The Bureau also has authority to conduct investigations and bring enforcement actions against providers of consumer financial services, including providers over which it may not currently have examination authority. The Bureau may seek penalties and other relief on behalf of consumers that are substantially in excess of the remedies available under such laws prior to Dodd-Frank. On July 21, 2011, the Bureau officially assumed rule-writing and enforcement authority for most federal consumer finance laws, as well as authority to prohibit unfair, deceptive or abusive practices related to consumer financial products and services.
Telemarketing Laws
We are subject to the requirements of two federal statutes governing telemarketing practices, the Telephone Consumer Protection Act ("TCPA") and the Telemarketing and Consumer Fraud and Abuse Prevention Act ("TCFAPA"). These statutes impose significant penalties on those who fail to comply with their mandates. The Federal Communications Commission ("FCC"), is the federal agency with authority to enforce the TCPA, and the FTC has jurisdiction under the TCFAPA. The FTC and FCC jointly administer a national "do not call" registry, which consumers can join in order to prevent unwanted telemarketing calls. Primarily as a result of implementation of the "do not call" legislation and regulations, the percentage of our pre-need sales generated from telemarketing leads has decreased substantially in the past ten years. We are also subject to similar telemarketing consumer protection laws in all states in which we currently operate. These states’ statutes similarly permit consumers to prevent unwanted telephone solicitations. In addition, in cases where telephone solicitations are permitted, there are various restrictions and requirements under state and federal law in connection with such calls.

Occupational Safety and Health Act and Related Environmental Law Requirements
We are subject to the requirements of the Occupational Safety and Health Act ("OSHA") and comparable state statutes. OSHA’s regulatory requirement, known as the Hazard Communication Standard, and similar state statutes require us to provide information and training to our employees about hazardous materials used or maintained for our operations. We may also be subject to Tier 1 or Tier 2 Emergency and Hazardous Chemical Inventory reporting requirements under the Emergency Planning and Community Right-to-Know Act ("EPCRA"), depending on the amount of hazardous materials maintained on-site at a particular facility (requiring reporting to federal, state and local authorities). We are also subject to the federal Americans with Disabilities Act and similar laws, which, among other things, may require that we modify our facilities to comply with minimum accessibility requirements for disabled persons.
Federal Trade Commission
Our funeral home operations are comprehensively regulated by the FTC under Section 5 of the Federal Trade Commission Act and a trade regulation rule for the funeral home industry promulgated thereunder, referred to as the "Funeral Rule." The Funeral Rule requires funeral service providers to disclose the prices for their goods and services as soon as the subject of price arises in a discussion with a potential customer (this entails presenting various itemized price lists if the consultation is in person, and readily answering all price-related questions posed over the telephone), and to offer their goods and services on an unbundled basis. The Funeral Rule also prohibits misrepresentations in connection with our sale of goods and services, and requires that the consumer receive an itemized statement of the goods and services purchased. Through these regulations, the FTC sought to give consumers the ability to compare prices among funeral service providers and to avoid buying packages containing goods or services that they did not want. The unbundling of goods from services has also opened the way for third-party, discount casket sellers to enter the market, although they currently do not possess substantial market share.
In addition, our pre-need installment contracts for sales of cemetery and funeral home merchandise and services are subject to the FTC’s "Holder Rule," which requires disclosure in the installment contract that any holder of the contract is subject to all claims and defenses that the consumer could assert against the seller of the goods or services, subject to certain limitations. These contracts are also subject to the FTC’s "Credit Practices Rule," which prohibits certain credit loan terms and practices.
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

Clean Water Act
We are also subject to the Clean Water Act and corresponding state laws, as well as local requirements applicable to the treatment of sanitary and industrial wastewaters. Many of our funeral homes discharge their wastewaters into publicly operated treatment works, and may be subject to applicable limits as to contaminants that may be included in the discharge of their wastewater. Our cemeteries typically discharge their wastewaters from sanitary use and maintenance operations conducted onsite into septic systems, which are regulated under state and local laws. If there are violations of applicable local, state or federal laws pertaining to our discharges of wastewaters, we may be subject to penalties as well as an obligation to make operational changes or conduct required remediation.
Comprehensive Environmental Response, Compensation, and Liability Act
The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state laws affect our cemetery and funeral home operations by, among other things, imposing investigation and remediation obligations for threatened or actual releases of hazardous substances that may endanger public health or welfare or the environment. Under CERCLA and similar state laws, strict, joint and several liability may be imposed upon generators, site owners and operators and others regardless of fault or the legality of the original disposal activity. Our operations include the use and off-site disposal of some materials that may meet the definition of "hazardous substances" under CERCLA or state laws and thus may give rise to liability if released to the environment through a spill or other release at our facilities. Should we acquire new properties with pre-existing conditions triggering CERCLA or similar state liability, we may become liable for responding to those conditions under CERCLA or similar state laws. We may become involved in proceedings, litigation or investigations at one or more sites where releases of hazardous substances have occurred, and we cannot assure you that the associated costs and potential liabilities would not be material.
Underground and Above Ground Storage Tank Laws and Solid Waste Laws
Federal, state and local laws regulate the installation, removal, operations and closure of underground storage tanks ("USTs"), and above ground storage tanks ("ASTs"), which are located at some of our facilities, as well as the management and disposal of solid waste. Most of the USTs and ASTs contain petroleum for heating our buildings or are used for vehicle maintenance or general operations. Depending upon the age and integrity of the USTs and ASTs, they may require upgrades, removal and/or closure, and remediation may be required if there has been a discharge or release into the environment. All of the aforementioned activities may require us to incur capital costs and expenses to ensure continued compliance with environmental requirements. Should we acquire properties with existing USTs and ASTs that are not in compliance with environmental law requirements, we may become liable for responding to releases to the environment or for costs associated with upgrades, removal and/or closure costs, and we cannot assure you that the costs or liabilities will not be material in that event. Solid wastes have been disposed of at some of our cemeteries, both lawfully and unlawfully. Prior to acquiring a cemetery, an environmental site assessment is usually conducted to determine, among other conditions, if a solid waste disposal area or landfill exists on the parcel which requires removal, cleanup or management. Depending upon the nature and extent of any such solid waste disposal areas, we may be required by applicable environmental law or the applicable regulatory authority to remove the waste materials or to conduct remediation and we cannot assure you that the costs or liabilities will not be material in that event.
Employees
As of December 31, 2017, our general partner and its affiliates employed 2,821 full-time, 307 part-time and 17 seasonal employees. Forty-seven of these employees are represented by various unions in Pennsylvania, Ohio, California, New Jersey and Illinois, and are subject to collective bargaining agreements that have expiration dates ranging from September 2020 to May 2023. We believe that our relationship with our employees is generally favorable.
Available Information
We file annual, quarterly and other reports, and any amendments to those reports, and information with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We maintain an Internet website with the address of http://www.stonemor.com. The information on this website is not, and should not be considered, part of this Annual Report on Form 10-K and is not incorporated by reference into this document. This website address is only intended to be an inactive textual reference. Copies of our reports filed with, or furnished to, the SEC on Forms 10-K, 10-Q and 8-K, and any amendments to such reports, are available for viewing and copying at such Internet website, free of charge, as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC.
Financial Information
Financial information for each of our segments is presented in Part II, Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

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
Given the Partnership's level of cash and cash equivalents, to preserve capital resources and liquidity, the Board of Directors of the General Partner concluded that it was not in the best interest of unitholders to pay distributions to unitholders after the first quarter of 2017. In addition, our revolving credit facility prohibits us from making distributions to unitholders unless we have at least $25.0 million of availability under that facility and we satisfy certain leverage ratios. We currently expect that any future distributions we do pay will not exceed our cash flow from operating activities.
If we do not generate sufficient cash to pay distributions or restore them to previous levels, the market price of our common units may decline materially or remain stagnant.
Our substantial level of indebtedness could materially adversely affect our ability to generate sufficient cash for distribution to our unitholders, to fulfill our debt obligations and to operate our business.
We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2017, we had $160.9 million of total debt outstanding on a revolving credit facility, which includes letters of credit totaling $7.5 million. We utilize our revolving credit facility to finance acquisitions, acquisition related costs, cemetery property development costs and working capital draws, which are used to finance all other Partnership costs. In addition, as of December 31, 2017, we had $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 outstanding. Leverage makes us more vulnerable to economic downturns. Our cash flow available for operations and for distribution to our unitholders is reduced by the cash flow we must dedicate to servicing our debt obligations. The amount of indebtedness we have could limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, limit our ability to obtain additional financing, if necessary, for working capital expenditures, acquisitions or other purposes, and require us to dedicate more cash flow to service our debt than we desire. Our ability to satisfy our indebtedness as required by the terms of our debt will be dependent on, among other things, the successful execution of our long-term strategic plan. Subject to limitations in our debt obligations, we may incur additional debt in the future, for acquisitions or otherwise, and servicing this debt could further limit our cash flow available for operations and distribution to unitholders.

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
In addition, our debt obligations limit our ability to make distributions to our unitholders. Our senior notes and revolving credit facility obligations prohibit us from making quarterly cash distributions if we are in default, including with regard to our revolving credit facility obligations as a result of our failure to maintain specified financial ratios. As amended, our revolving credit facility also prohibits us from making distributions to unitholders unless we have at least $25.0 million in availability under that facility and maintain a consolidated secured net leverage of not greater than 7.50:1.00. We cannot assure you that we will maintain these specified ratios and satisfy these tests for distributing available cash from operating surplus.
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
Our merchandise and perpetual care trust funds own investments in equity securities, fixed income securities and mutual funds, which are affected by financial market conditions that are beyond our control.
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

Our returns on these investments are affected by financial market conditions that are beyond our control. If the investments in our trust funds experience significant declines, there could be insufficient funds in the trusts to cover the costs of delivering services and merchandise. Pursuant to state law, we may be required to cover any such shortfall in merchandise trusts with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations or cash flows. For more information related to our trust investments, see Note 6 and Note 7 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data.
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
In certain states, we have withdrawn allowable distributable earnings from our merchandise trusts, including gains prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions on withdrawals of future earnings when trust fund values drop below certain prescribed amounts. In the event of realized losses or market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. As of December 31, 2017, we had unrealized losses of approximately $9.8 million in the various trusts within these states, of which $6.7 million are in merchandise trust accounts and $3.1 million are in perpetual care trust accounts.
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
Pre-need sales typically generate low or negative cash flow in the periods immediately following sales, which could adversely affect our ability to resume paying distributions to our unitholders.
When we sell cemetery merchandise and services on a pre-need basis, upon cash collection, we pay commissions on the sale to our salespeople and are required by state law to deposit a portion of the sales proceeds into a merchandise trust. In addition, most of our customers finance their pre-need purchases under installment contracts payable over a number of years. Depending on the trusting requirements of the states in which we operate, the applicable sales commission rates and the amount of the down payment, our cash flow from sales to customers through installment contracts is typically negative until we have collected the related receivable or until we purchase the products or perform the services and are permitted to withdraw funds we have deposited in the merchandise trust. To the extent we increase pre-need sales, state trusting requirements are increased or we delay the performance of the services or delivery of merchandise we sell on a pre-need basis, our cash flow from pre-need sales may be further reduced, and our ability to resume paying distributions to our unitholders could be adversely affected.
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
Our success also depends upon the services and capabilities of our management team. Management establishes the "tone at the top" by which an environment of ethical values, operating style and management philosophy is fostered. The inability of our senior management team to maintain a proper "tone at the top" or the loss of services of one or more members of senior management as well as the inability to attract qualified managers or other personnel could have a material adverse effect on our business, financial condition and results of operations. We may not be able to locate or employ on acceptable terms qualified replacements for senior management or key employees if their services were no longer available. We do not maintain key employee insurance on any of our executive officers.
We may not be able to identify, complete, fund or successfully integrate our acquisitions, which could have an adverse effect on our results of operations.
A primary component of our business strategy has been to grow through acquisitions of cemeteries and funeral homes. We cannot assure you that we will be able to identify and acquire cemeteries or funeral homes on terms favorable to us or at all. We may face competition from other death care companies in making acquisitions. Historically, we have funded a significant portion of our acquisitions through borrowings. As amended, our revolving credit facility prohibits us from making future acquisitions funded by the Partnership or its subsidiaries, except for acquisitions for which the consideration is solely in the form of equity interests in the Partnership or cash proceeds from the issuance of such equity interests. Our ability to make acquisitions in the future may be limited by our inability to secure adequate financing, restrictions under our existing or future debt agreements, competition from third parties or a lack of suitable properties.
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

If the trend toward cremation in the United States continues, our revenues may decline, which could have an adverse effect on our business and financial condition.
We and other death care companies that focus on traditional methods of interment face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations are performed for approximately 52% of the deaths in the United States. This percentage is expected to increase to approximately 56% by 2020 and 64% by 2025. Because the products and services associated with cremations, such as niches and urns, produce lower revenues than the products and services associated with traditional interments, a continuing trend toward cremation may reduce our revenues.
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
Our ability to manage and maintain our internal reports effectively and integration of new business acquisitions depends significantly on our operational technology platform and other information systems. Some of our information technology systems may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of our confidential or otherwise protected information and corruption of data. The failure of our systems to operate effectively or to integrate with other systems, or a breach in security or other unauthorized access of these systems, may also result in reduced efficiency of our operations and could require significant capital investments to remediate any such failure, problem or breach and to comply with applicable regulations, all of which could adversely affect our business, financial condition and results of operations.
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
The enactment or amendment of legislation or regulations relating to marketing activities may make it more difficult for us to sell our products and services. For example, the federal "do not call" legislation has adversely affected our ability to market our products and services using telephone solicitation by limiting whom we may call and increasing our costs of compliance. As a result, we rely heavily on direct mail marketing and telephone follow-up with existing contacts. Additional laws or regulations limiting our ability to market through direct mail, over the telephone, through Internet and e-mail advertising or door-to-door may make it difficult to identify potential customers, which could increase our costs of marketing. Both increases in marketing costs and restrictions on our ability to market effectively could reduce our revenues and could have an adverse effect on our business, operations and financial condition, as well as our ability to make cash distributions to you.
We are subject to environmental and health and safety laws and regulations that may adversely affect our operating results.
Our cemetery and funeral home operations are subject to numerous federal, state and local environmental and health and safety laws and regulations. We may become subject to liability for the removal of hazardous substances and solid waste under CERCLA and other federal and state laws. Under CERCLA and similar state laws, strict, joint and several liability may be imposed on various parties, regardless of fault or the legality of the original disposal activity. Our funeral home, cemetery and crematory operations include the use of some materials that may meet the definition of "hazardous substances" under CERCLA or state laws and thus may give rise to liability if released to the environment through a spill or release. We cannot assure you that we will not face liability under CERCLA or state laws for any environmental conditions at our facilities, and we cannot assure you that these liabilities will not be material. Our cemetery and funeral home operations are subject to regulation of underground and above ground storage tanks and laws managing the disposal of solid waste. If new requirements under local, state or federal laws were to be adopted, and were more stringent than existing requirements, new permits or capital expenditures may be required.

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
Our crematory operations may be subject to regulation under the federal Clean Air Act and any analogous state laws. If new regulations applicable to our crematory operations were to be adopted, they could require permits or capital expenditures that could increase our costs of operation and compliance. We are also subject to the Clean Water Act and corresponding state laws, as well as local requirements applicable to the treatment of sanitary and industrial wastewaters. Many of our funeral homes discharge their wastewaters into publicly operated treatment works and may be subject to applicable limits as to contaminants that may be included in the discharge of their wastewater. Our cemeteries typically discharge their wastewaters from sanitary use and maintenance operations conducted onsite into septic systems, which are regulated under state and local laws. If there are violations of applicable local, state or federal laws pertaining to our discharges of wastewaters, we may be subject to penalties as well as an obligation to conduct required remediation.
Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.
From time to time, we are party to various claims and legal proceedings, including, but not limited to, claims and proceedings regarding employment, cemetery or burial practices and other litigation. As set forth more fully in Part I, Item 3. Legal Proceedings, we are currently subject to class actions under the Securities Exchange Act of 1934 and the rules promulgated thereunder, and for related state law claims that certain of our officers and directors breached their fiduciary duty to the Company. We could also become subject to additional claims and legal proceedings relating to the factual allegations made in these actions. We are also subject to class or collective actions under the wage and hours provisions of the Fair Labor Standards Act and state wage and hour laws, including, but not limited to, national and state class or collective actions, or putative class or collective actions.
Generally, plaintiffs in class action litigation may seek to recover amounts which may be indeterminable for some period of time, although potentially large. Adverse outcomes in these pending cases (as well as other legal proceedings not specifically mentioned herein) may result in monetary damages or injunctive relief against us, as litigation and other claims are subject to inherent uncertainties. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. We base our assessments, estimates and disclosures on the information available to us at the time. Actual outcomes or losses may differ materially from assessments and estimates. Costs to defend litigation claims and legal proceedings and the cost of actual settlements, judgments or resolutions of these claims and legal proceedings may negatively affect our business and financial performance. We hold insurance policies that may reduce cash outflows with respect to an adverse outcome of certain litigation matters, but exclude certain claims, such as claims arising under the Fair Labor Standards Act. To the extent that our management will be required to participate in or otherwise devote substantial amounts of time to the defense of these matters, such activities would result in the diversion of our management resources from our business operations and the implementation of our business strategy, which may negatively impact our financial position and results of operations. Any adverse publicity resulting from allegations made in litigation claims or legal proceedings may also adversely affect our reputation, which in turn, could adversely affect our results of operations.
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
We may issue additional common units without your approval, which would dilute your existing ownership interests.
We may issue an unlimited number of limited partner interests of any type without the approval of the unitholders.
The issuance of additional common units or other equity securities of equal or senior rank would have the following effects:

•	your proportionate ownership interest in us would decrease;

•	the amount of cash available for distribution on each unit may decrease;

•	the relative voting strength of each previously outstanding unit may be diminished;

•	the market price of the common units may decline; and

•	the ratio of taxable income to distributions may increase.

Cost reimbursements due to our general partner may be substantial and will reduce the cash available for distribution to you.
Prior to making any distribution on the common units, we reimburse our general partner and its affiliates for all expenses they incur on our behalf. The reimbursement of expenses could adversely affect our ability to pay cash distributions to you. Our general partner determines the amount of these expenses. In addition, our general partner and its affiliates may provide us with other services for which we will be charged fees as determined by our general partner.
Establishing cash reserves reduces the amount of available cash for distribution to you.
Subject to the limitations on restricted payments contained in the indenture governing the 7.875% Senior Notes due 2021 and other indebtedness, the master partnership distributes all of our "available cash" each quarter to its limited partners and general partner. "Available cash" is defined in the master limited partnership’s partnership agreement, and it generally means, for each fiscal quarter, all cash and cash equivalents on hand on the date of determination for that quarter less the amount of cash reserves established at the discretion of the general partner to:

•	provide for the proper conduct of our business;

•	comply with applicable law, the terms of any of our debt instruments or other agreements; or

•	provide funds for distributions to its unitholders and general partner for any one or more of the next four calendar quarters.
Our general partner reserved available cash starting the second quarter of 2017 to preserve capital resources and liquidity and did not authorize any distributions for the last three quarters of 2017. We anticipate continuing to reserve available cash for such purposes, which, when combined with the restrictions on distributions under our revolving credit facility, will continue to affect the amount of cash available for distribution to you.
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
As reported in our Annual Report on Form 10-K for the year ended December 31, 2016, we have previously restated certain financial information as of December 31, 2016 and 2015 and for each of the two years in the period ended December 31, 2016 (the "Restated Periods"). The determination to restate the financial statements for the Restated Periods was approved by the Board of Directors of StoneMor GP LLC upon management’s recommendation following the identification of certain errors described in that Annual Report on Form 10-K, which also included amendments to reflect the restatement of our financial statements for the Restated Periods (the "Restatement").

As a result of these events, we were subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the Restatement and the remediation of our ineffective disclosure controls and procedures and material weaknesses in internal control over financial reporting. In addition, the attention of our management team has been diverted by these efforts. We could be subject to additional unitholder, governmental or other actions in connection with the Restatement or other matters. Any such proceedings will, regardless of the outcome, consume a significant amount of management’s time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in any such proceedings, we could be required to pay substantial damages or settlement costs. In addition, the Restatement and related matters could impair our reputation or could cause our counterparties to lose confidence in us. Each of these occurrences could have a material adverse effect on our business, results of operations, financial condition and unit price.
We have identified material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were not effective which could, if not remediated, result in additional material misstatements in our financial statements.
Our management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over our financial reporting, as defined in Rules 13a- 15(e) and 13a-15(f), respectively, under the Securities Exchange Act of 1934. As disclosed in Part II, Item 9A. Controls and Procedures of this Annual Report on Form 10-K, management identified material weaknesses in our internal control over financial reporting and concluded our disclosure controls and procedures were not effective as of December 31, 2017. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our independent registered public accounting firm also expressed an adverse opinion on the effectiveness of our internal control over financial reporting.
We have developed and are in the process of implementing the remediation plan to address the material weaknesses in internal control over financial reporting and ineffective disclosure controls and procedures. If our remedial measures are insufficient, or if additional material weaknesses or significant deficiencies in our internal controls occur in the future, we could be required to further restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the weaknesses or deficiencies, harm our reputation or otherwise cause a decline in investor confidence.
Our inability to timely file periodic reports we are required to file under the Exchange Act may adversely affect our liquidity, the market for our common units and our business reputation.
We are filing this Annual Report on Form 10-K approximately four months after it was due. Because of the time required to complete and file this report, we also were unable to timely file our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2018 (the "First Quarter 10-Q") and are unlikely to timely file our Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2018 (the "Second Quarter 10-Q").
Under the terms of our Credit Agreement dated August 4, 2016 among our 100% owned subsidiary, StoneMor Operating LLC (the "Operating Company"), each of the subsidiaries of the Operating Company (together with the Operating Company, "Borrowers"), the Lenders identified therein, Capital One, National Association ("Capital One"), as Administrative Agent, Issuing Bank and Swingline Lender, Citizens Bank of Pennsylvania, as Syndication Agent, and TD Bank, N.A. and Raymond James Bank, N.A., as Co-Documentation Agent, as amended, we were required to deliver to Capital One (a) the audited financial statements included herein on or before August 31, 2018, (b) the unaudited financial statements that will be included in the First Quarter 10-Q within 90 days after this Annual Report on Form 10-K was filed (but not later than October 31, 2018), (c) the unaudited financial statements that will be included in the Second Quarter 10-Q within 60 days after the First Quarter 10-Q is filed (but not later than December 17, 2018) and (d) the unaudited financial statements to be included in its Quarterly Report on Form 10-Q for the period ending September 30, 2018 (the "Third Quarter 10-Q") within 45 days after the Second Quarter 10-Q is filed (but not later than January 31, 2019). We expect to be able to deliver to Capital One the unaudited financial statements required to be included in the First Quarter 10-Q, the Second Quarter 10-Q and the Third Quarter 10-Q by the specified dates, but there is no assurance that we will be able to do so. If we do not timely deliver the unaudited financial statements that will be included in those reports, then as a result of the event of default under the Credit Agreement, as amended: (i) each Lender’s respective commitments under the Credit Agreement, including their respective commitments to make revolving loans thereunder, may be terminated effective immediately, and (ii) the loans then outstanding and all fees and other obligations due under the Credit Agreement and the other Loan Documents (as defined in the Credit Agreement) may become immediately due and payable in whole or in part. In addition, regardless of whether either of these remedies is exercised, the Lenders would have the right to increase the interest rate on all loans outstanding under the Credit Agreement by 2%.

In addition, pursuant to the indenture under which our 7.875% Senior Notes due 2021 (the "Notes") were issued (the "Indenture"), we were required to file the First Quarter 10-Q with the SEC (or furnish to the holders of the Notes (the "Holders"), with a copy to the trustee under the Indenture (the "Trustee"), the financial information that would be required to be contained in such report) on or before May 15, 2018, and we will be required to file the Second Quarter 10-Q with the SEC (or so furnish the financial information required to be included therein) on or before August 14, 2018. Our failure to comply with the deadline for the First Quarter 10-Q constituted, and any failure to comply with the deadline for the Second Quarter 10-Q would constitue, a default under the Indenture that we will have 120 days after any written notice of such default is given to us to cure by filing such report with the SEC.
As previously disclosed, we received on April 3, 2018 a notice from NYSE Regulation, Inc. (the "NYSE") indicating that we were not in compliance with the NYSE’s continued listing requirements as a result of the delay in filing this Annual Report on Form 10-K, and we remain non-compliant as a result of our failure to file the First Quarter 10-Q by May 15, 2018 and would continue to be non-compliant if we do not file the Second Quarter 10-Q by August 14, 2018. Although the NYSE’s guidelines provide for an initial six-month period in which to cure a filing delinquency, the NYSE reserves the right to commence suspension or delisting procedures at any time following a filing delinquency. There can be no assurance that we will be able to file the First Quarter 10-Q and the Second Quarter 10-Q before the NYSE acts to suspend trading in or delist our common units.
As a result of our inability to timely file our periodic reports under the Exchange Act, we will not be eligible to use Form S-3 registration statements until we have timely filed such periodic reports with the SEC for a period of twelve months.
We filed our Annual Report on Form 10-K for the year ended December 31, 2016, approximately six months after it was due. We also were unable to timely file our Quarterly Reports on Form 10-Q for the Quarters Ended March 31, 2017, June 30, 2017 and September 30, 2017 when they were due.
The cumulative effect of these delayed filings may also affect the market for our common units if investors are unwilling to purchase our common units due to these filing deficiencies. The unavailability of Form S-3 registration statements may also impact our ability to raise capital in the public markets. In addition, our inability to timely file our periodic reports and the conclusion that our internal control over financial reporting is ineffective (as discussed in Part II, Item 9A. Controls and Procedures of this Annual Report on Form 10-K) may adversely affect our reputation among investors, securities analysts, customers, regulators, prospective employees and others with whom we interact on a regular basis.
We have experienced significant changes in our senior management, which may have adversely affected our operations.
In May 2017, the retirement of Lawrence Miller and resignation of Sean McGrath as our President and Chief Executive Officer and our Chief Financial Officer, respectively, became effective, and they were succeeded by R. Paul Grady and Mark Miller, respectively. Mr. Grady resigned effective March 30, 2018. In addition, in August 2016, David L. Meyers stepped down as our Chief Operating Officer. Leo J. Pound served as Acting Chief Operating Officer from April 2017 until September 2017 and currently serves as Interim Chief Executive Officer, from which he will resign when Joseph M. Redling begins service as our President and Chief Executive Officer on the business day after this Annual Report on Form 10-K is filed. We also have had several other changes in our senior management since January 1, 2017. These changes have led to diversion of time by both our management and our Board of Directors in focusing on recruiting and hiring suitable replacements and assisting in the transition of our new executives, which may have adversely affected our operations and may continue to do so until our new executives have completed their transitions into their new positions.
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
Despite the fact that we are organized as a limited partnership under Delaware law, because our common units are publicly traded, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a "qualifying income" requirement as set forth in Section 7704 of the Internal Revenue Code ("Code"). Based upon our current operations, we believe we satisfy the qualifying income requirement. However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated and taxed as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

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
In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the "Final Regulations") were published in the Federal Register. The Final Regulations are effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017. We do not believe the Final Regulations affect our ability to be treated as a partnership for U.S. federal income tax purposes.
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
Our business was conducted by an affiliated group of corporations during periods prior to the completion of our initial public offering and, since the initial public offering, continues to be conducted in part by corporate subsidiaries. The amount of cash dividends we receive from our corporate subsidiaries over the next several years will depend in part upon the amount of net operating losses available to those subsidiaries to reduce the amount of income subject to federal income tax they would otherwise pay. At December 31, 2017, the Partnership had available approximately $349.4 million and $429.5 million of federal and state net operating loss carryforwards, respectively, a portion of which expires annually. Net operating losses of $1.0 million expired in 2017 and net operating losses of $5.5 million will expire in 2018 if left unused. The amount of net operating losses available to reduce the income tax liability of our corporate subsidiaries in future taxable years could be reduced as a result of audit adjustments with respect to prior taxable years. Notwithstanding any limited indemnification rights we may have, any increase in the tax liabilities of our corporate subsidiaries because of a reduction in net operating losses will reduce our cash available for distribution.

Changes in the ownership of our units may result in annual limitations on our corporate subsidiaries’ ability to use their net operating loss carryforwards, which could increase their tax liabilities and decrease cash available for distribution in future taxable periods.
Our corporate subsidiaries’ ability to use their net operating loss carryforwards may be limited if changes in the ownership of our units causes our corporate subsidiaries to undergo an "ownership change" under applicable provisions of the Internal Revenue Code. In general, an ownership change will occur if the percentage of our units, based on the value of the units, owned by certain unitholders or groups of unitholders increases by more than fifty percentage points during a running three-year period. Recent changes in our ownership may result in an "ownership change." A future ownership change may result from issuances of our units, sales or other dispositions of our units by certain significant unitholders, certain acquisitions of our units, and issuances, sales or other dispositions or acquisitions of interests in significant unitholders, and we will have little to no control over any such events. To the extent that an annual net operating loss limitation for any one year does restrict the ability of our corporate subsidiaries to use their net operating loss carryforwards, an increase in tax liabilities of our corporate subsidiaries could result, which would reduce the amount of cash available for distribution to you.
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
There are a series of tax provisions that will, for some taxpayers, either prevent or defer the deduction of any net tax losses allocated to unitholders against other income; each unitholder should consult with its own tax advisor as to the applicability of these loss limitations. Further, under Section 704(b) of the Code, which governs allocations of a partnership, an allocation of income, gain, loss or deduction to a unitholder will not be given effect for federal income tax purposes unless it has "substantial economic effect" or is in accordance with the unitholder’s interest, taking into account all facts and circumstances. These allocation rules are extremely complex. If an allocation of income, gain, loss, deduction or credit is not given effect for federal income tax purposes by the Internal Revenue Service, such items may be reallocated among the unitholders. Such reallocations among the Partners could result in greater taxable income or losses being allocated to the unitholders with no change in cash flow.
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

In response to current market conditions, we may engage in transactions to delever the Partnership and manage our liquidity that may result in income and gain to our unitholders without a corresponding cash distribution. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale without receiving a cash distribution. Further, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases or modifications of our existing debt, could result in "cancellation of indebtedness income" (also referred to as ("COD income") being allocated to our unitholders as taxable income. Unitholders may be allocated COD income, and income tax liabilities arising therefrom may exceed cash distributions. The ultimate effect of any such allocations will depend on each unitholder’s individual tax position with respect to its units. Unitholders are encouraged to consult their tax advisors with respect to the consequences to them of COD income.
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
Investments in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (or "IRAs"), and non-U.S. persons raise issues unique to them. For example, virtually all of our income allocated to unitholders that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons are subject to withholding taxes imposed at the highest effective tax rate applicable to such non-U.S. persons, and each non-U.S. person will be required to file U.S. federal tax returns and pay tax on its share of our taxable income. Any tax-exempt entity or non-U.S. person should consult its tax advisor before investing in our common units.
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
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month (the "Allocation Date"), instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocated certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but the regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are the subject of a securities loan (e.g., a loan to a "short seller" to cover a short sale of units) may be considered to have disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.
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
We will be considered to have terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders which would result in us filing two tax returns for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in taxable income for the unitholder’s taxable year that includes our termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but it would result in us being treated as a new partnership for tax purposes. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs. This provision was eliminated starting in 2018 as a result of the new tax reform legislation.
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
Not applicable.

ITEM 2.	PROPERTIES
CEMETERIES AND FUNERAL HOMES
The following table summarizes the distribution of our cemetery and funeral home properties by state as of December 31, 2017 as well as the average estimated remaining sales life in years for our cemeteries based upon the number of interment spaces sold during the most recent three years:

	Cemeteries	Funeral Homes	Cemetery Net Acres	Average Estimated Net Sales Life in Years	Number of Interment Spaces Sold in 2017
Alabama	9	6	305	173	1,035
California	7	7	270	65	1,207
Colorado	2	—	12	579	22
Delaware	1	—	12	149	21
Florida	9	28	278	83	978
Georgia	7	—	135	132	499
Illinois	11	3	438	63	1,681
Indiana	11	5	1,013	212	1,343
Iowa	1	—	89	329	183
Kansas	3	2	84	214	231
Kentucky	2	—	59	81	159
Maryland	10	1	716	132	1,383
Michigan	13	—	818	280	1,207
Mississippi	2	1	44	237	20
Missouri	6	3	277	290	525
New Jersey	6	—	341	48	1,273
North Carolina	19	2	619	137	2,018
Ohio	14	2	953	222	1,731
Oregon	7	10	162	224	445
Pennsylvania	68	8	5,319	328	7,116
Puerto Rico	7	5	209	114	409
Rhode Island	2	—	70	209	33
South Carolina	8	1	395	227	432
Tennessee	11	5	657	158	1,379
Virginia	34	2	1,183	189	2,864
Washington	3	—	33	59	181
West Virginia	33	2	1,404	379	913
Wisconsin	10	—	385	266	873
Total	316	93	16,280	206	30,161
We calculated estimated remaining sales life for each of our cemeteries by dividing the number of unsold interment spaces as of December 31, 2017 by the average number of interment spaces sold at that cemetery in the three most recent fiscal years. For purposes of estimating remaining sales life, we defined unsold interment spaces as unsold burial lots and unsold spaces in existing mausoleum crypts as of December 31, 2017. We defined interment spaces sold in the three most recent fiscal years as:

•	the number of burial lots sold, net of cancellations, over such period;

•	the number of spaces sold over such period in existing mausoleum crypts, net of cancellations; and

•	the number of spaces sold over such period in mausoleum crypts that we have not yet built, net of cancellations.

We count the sale of a double-depth burial lot as the sale of two interment spaces since a double-depth burial lot includes two interment rights. For the same reason we count an unsold double-depth burial lot as two unsold interment spaces. Because our sales of cremation niches were immaterial, we did not include cremation niches in the calculation of estimated remaining sales life. When calculating estimated remaining sales life, we did not take into account any future cemetery expansion. In addition, sales of an unusually high or low number of interment spaces in a particular year affect our calculation of estimated remaining sales life. Future sales may differ from previous years’ sales, and actual remaining sales life may differ from our estimates. We calculated the average estimated remaining sales life by aggregating unsold interment spaces and interment spaces sold on a state-by-state or company-wide basis. Based on the average number of interment spaces sold in the last three fiscal years, we estimate that our cemeteries have an aggregate average remaining sales life of 206 years.
The following table shows the cemetery properties that we owned or operated as of December 31, 2017, grouped by estimated remaining sales life:

	0 - 25 years	26 - 49 years	50 - 100 years	101 - 150 years	151 - 200 years	Over 200 years
Alabama	—	—	2	2	3	2
California	3	—	3	—	1	—
Colorado	—	—	—	1	—	1
Delaware	—	—	—	1	—	—
Florida	1	1	4	2	—	1
Georgia	1	—	2	2	—	2
Illinois	2	2	2	1	—	4
Indiana	—	—	2	2	2	5
Iowa	—	—	—	—	—	1
Kansas	—	—	2	—	—	1
Kentucky	1	—	—	—	1	—
Maryland	2	—	3	1	1	3
Michigan	—	—	2	2	3	6
Mississippi	—	—	—	—	—	2
Missouri	—	—	—	2	1	3
New Jersey	2	1	3	—	—	—
North Carolina	1	2	5	—	2	9
Ohio	—	—	3	2	1	8
Oregon	—	—	1	1	1	4
Pennsylvania	11	2	5	4	4	42
Puerto Rico	—	—	2	2	2	1
Rhode Island	—	—	—	1	—	1
South Carolina	—	1	1	1	1	4
Tennessee	—	—	3	1	1	6
Virginia	3	—	5	5	1	20
Washington	—	—	2	1	—	—
West Virginia	5	—	4	4	2	18
Wisconsin	—	—	2	1	—	7
Total	32	9	58	39	27	151

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
Anderson v. StoneMor Partners, LP, et al., No. 2:16-cv-06111 filed on November 21, 2016 in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in this case (as well as Klein v. StoneMor Partners, LP, et al., No. 2:16-cv-06275, filed in the United States District Court for the Eastern District of Pennsylvania on December 2, 2016, which has been consolidated with this case) brought an action on behalf of a putative class of the holders of Partnership units and allege that the Partnership made misrepresentations to investors in violation of Section 10(b) of the Securities Exchange Act of 1934 by, among other things and in general, failing to clearly disclose the use of proceeds from debt and equity offerings by making allegedly false or misleading statements concerning (a) the Partnership’s strength or health in connection with a particular quarter’s distribution announcement, (b) the connection between operations and distributions and (c) the Partnership’s use of cash from equity offerings and its credit facility. Plaintiffs sought damages from the Partnership and certain of its officers and directors on behalf of the class of Partnership unitholders, as well as costs and attorneys' fees. Lead plaintiffs have been appointed in this case, and filed a Consolidated Amended Class Action Complaint on April 24, 2017. Defendants filed a motion to dismiss that Consolidated Amended Complaint on June 8, 2017. The motion was granted on October 31, 2017, and the court entered judgment dismissing the case on November 30, 2017. Plaintiffs filed a notice of appeal on December 29, 2017. This case is now pending in the United States Court of Appeals for the Third Circuit.
Bunim v. Miller, et al., No. 2:17-cv-00519-ER, pending in the United States District Court for the Eastern District of Pennsylvania, and filed on February 6, 2017. The plaintiff in this case brought, derivatively on behalf of the Partnership, claims that StoneMor GP’s officers and directors aided and abetted in breaches of StoneMor GP’s purported fiduciary duties by, among other things and in general, allegedly making misrepresentations through the use of non-GAAP accounting standards in its public filings, by allegedly failing to clearly disclose the use of proceeds from debt and equity offerings, and by allegedly approving unsustainable distributions. The plaintiff also claims that these actions and misrepresentations give rise to causes of action for gross mismanagement, unjust enrichment, and (in connection with a purportedly misleading proxy statement filed in 2014) violations of Section 14(a) of the Securities Exchange Act of 1934. The derivative plaintiff seeks an award of damages, attorneys’ fees and costs in favor of the Partnership as nominal plaintiff, as well as general compliance and governance changes. This case has been stayed, by the agreement of the parties, pending final resolution of the motion to dismiss filed in the Anderson case, provided that either party may terminate the stay on 30 days' notice.
Muth v. StoneMor G.P. LLC, et al., December Term, 2016, No. 01196 and Binder v. StoneMor G.P. LLC, et al., January Term, 2017, No. 04872, both pending in the Court of Common Pleas for Philadelphia County, Pennsylvania, and filed on December 20, 2016 and February 3, 2017, respectively. In these cases, the plaintiffs brought, derivatively on behalf of the Partnership, claims that StoneMor GP’s officers and directors aided and abetted in breaches of StoneMor GP’s purported fiduciary duties by, among other things and in general, allegedly making misrepresentations through the use of non-GAAP accounting standards in its public filings and by failing to clearly disclose the use of proceeds from debt and equity offerings, as well as approving unsustainable distributions. The plaintiffs also claim that these actions and misrepresentations give rise to a cause of action for unjust enrichment. The derivative plaintiffs seek an award of damages, attorneys’ fees and costs in favor of the Partnership as nominal plaintiff, as well as alterations to the procedures for electing members to the board of StoneMor GP, and other compliance and governance changes. These cases have been consolidated and stayed, by the agreement of the parties, pending final resolution of the motion to dismiss filed in the Anderson case, provided that either party may terminate the stay on 30 days' notice.
The Philadelphia Regional Office of the Securities and Exchange Commission, Enforcement Division, is continuing its investigation of the Partnership as to whether violations of federal securities laws have occurred. The investigation relates to, among other things, our prior restatements, financial statements, internal control over financial reporting, public disclosures, use of non-GAAP financial measures, matters pertaining to unitholder distributions and the sources of funds therefor and information relating to protection of our confidential information and our policies regarding insider trading. We are continuing to cooperate with the SEC staff.
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
MARKET INFORMATION
Our common units are listed on the New York Stock Exchange ("NYSE") under the symbol "STON". As of June 20, 2018, there were approximately eighteen thousand beneficial unitholders, forty-five unitholders of record and 37,958,645 common units outstanding, representing an approximately 99% limited partner interest in us. The following table sets forth the high and low sale prices of our common units for the periods indicated, based on the daily composite listing of common unit transactions for the NYSE, as applicable, and cash distributions per unit declared on our common units.

	Price range		Cash Distributions per Common Unit Declared (1)
Quarter Ended	High	Low
March 31, 2016	$29.69	$22.80	$0.6600
June 30, 2016	$25.59	$22.91	$0.6600
September 30, 2016	$26.90	$23.60	$0.6600
December 31, 2016	$25.36	$7.74	$0.3300
March 31, 2017	$11.58	$7.82	$0.3300
June 30, 2017	$10.15	$7.65	$0.3300
September 30, 2017	$9.62	$5.75	$—
December 31, 2017	$7.20	$5.52	$—
______________________

(1)	Cash distributions per common unit declared during a quarter were paid within 45 days of the close of, and pertained to the performance results of, the previous quarter.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for a discussion regarding our cash distribution policy.
On May 21, 2014, we sold to American Cemeteries Infrastructure Investors, LLC, a Delaware limited liability company ("ACII") 2,255,947 common units (the "ACII Units") at an aggregate purchase price of $55.0 million pursuant to a Common Unit Purchase Agreement (the "Common Unit Purchase Agreement"), dated May 19, 2014, by and between ACII and us. Pursuant to the Common Unit Purchase Agreement, commencing with the quarter ending June 30, 2014, the ACII Units are entitled to receive distributions equal to those that may be paid on the common units generally. Through the quarter ended June 30, 2018, any such distributions were paid in cash, paid-in-kind ("PIK") common units issued to ACII in lieu of cash distributions, or a combination of cash and PIK Units, as determined by us at our sole discretion.
For any permitted cash distributions we elected to pay through the issuance of PIK Units, the number of common units issued in connection with a quarterly cash distribution was the quotient of (i) the amount of the quarterly cash distribution paid on the common units by (ii) the volume-weighted average price of the common units for the thirty (30) trading days immediately preceding the date the quarterly cash distribution is declared with respect to the common units. The ACII Units will receive any future cash distributions on the same basis as all other common units and we will no longer have the ability to elect to pay quarterly cash distributions in PIK Units. We issued 78,342 PIK Units to ACII in lieu of cash distributions of $0.7 million during the year ended December 31, 2017. For information concerning common units authorized for issuance under our long-term incentive plan, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6.	SELECTED FINANCIAL DATA
The following tables present selected consolidated financial and operating data of the Partnership for the periods and as of the dates indicated derived from our audited consolidated financial statements. The following tables should be read in conjunction with Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited historical consolidated financial statements and accompanying notes thereto set forth in Part II, Item 8. Financial Statements and Supplementary Data.

	Years Ended December 31,
STATEMENT OF OPERATIONS DATA:	2017	2016	2015	2014	2013
	(in thousands, except per unit data)
Revenues:
Cemetery:
Merchandise	$159,546	$150,439	$143,543	$142,568	$117,480
Services	62,435	57,781	59,935	54,543	47,346
Investment and other	54,715	57,506	58,769	54,472	45,549
Funeral home:
Merchandise	27,767	27,625	27,024	21,218	18,970
Services	33,764	32,879	31,048	27,626	26,033
Total revenues	338,227	326,230	320,319	300,427	255,378

Costs and Expenses:
Cost of goods sold	51,899	45,577	50,870	45,847	37,691
Cemetery expense	76,857	72,736	71,296	64,672	57,566
Selling expense	66,083	67,267	59,569	55,713	48,216
General and administrative expense	39,111	37,749	37,451	35,156	31,986
Corporate overhead	51,964	39,618	38,609	34,723	29,926
Depreciation and amortization	13,183	12,899	12,803	11,081	9,548
Funeral home expenses:
Merchandise	7,131	8,193	6,928	6,659	5,569
Services	22,929	24,772	22,969	20,487	19,196
Other	19,743	20,305	17,806	12,594	10,926
Total costs and expenses	348,900	329,116	318,301	286,932	250,624

Gain on acquisitions and divestitures	858	2,614	1,540	656	2,685
Gain on settlement agreement, net	—	—	—	888	12,261
Legal settlement	—	—	(3,135)	—	—
Loss on early extinguishment of debt	—	(1,234)	—	(214)	(21,595)
Loss on goodwill impairment	(45,574)	—	—	—	—
Other losses, net	(2,045)	(2,900)	(296)	(440)	—
Interest expense	(27,345)	(24,488)	(22,585)	(21,610)	(21,070)
Loss from continuing operations before income taxes	(84,779)	(28,894)	(22,458)	(7,225)	(22,965)
Income tax benefit (expense)	9,621	(1,589)	(933)	(2,564)	6,464
Net loss	$(75,158)	$(30,483)	$(23,391)	$(9,789)	$(16,501)
Net loss per limited partner unit (basic and diluted)	$(1.96)	$(0.94)	$(0.89)	$(0.45)	$(0.86)

	Years Ended December 31,
CASH FLOW DATA:	2017	2016	2015	2014	2013
	(in thousands, except per unit data)
Net cash provided by operating activities	$14,976	$22,767	$4,062	$19,448	$35,077
Net cash used in investing activities	(8,921)	(19,129)	(34,139)	(123,658)	(26,697)
Net cash provided by (used in) financing activities	(11,804)	(6,221)	34,829	102,436	(4,151)
Cash distributions paid per unit	0.66	2.31	2.58	2.43	2.39
Change in assets and liabilities:
Net cash provided by (used in) the change to merchandise trust assets	46,695	(17,101)	(44,640)	(28,828)	(36,919)
Cash paid for capital expenditures	(10,789)	(11,382)	(15,339)	(14,574)	(12,752)

	December 31,
BALANCE SHEET DATA:	2017	2016	2015	2014	2013
	(in thousands)
Cemetery property	$333,404	$337,315	$334,457	$332,659	$309,234
Total assets	1,756,082	1,787,013	1,699,520	1,695,783	1,471,138
Deferred revenues	912,626	866,633	791,450	770,495	689,154
Total debt, net of deferred financing costs	318,695	302,126	318,839	278,540	283,624
Total partners’ capital	91,696	190,354	204,711	228,942	127,003

	Years Ended December 31,
OPERATING DATA:	2017	2016	2015	2014	2013
Interments performed	54,109	54,050	54,837	50,566	45,470
Net interment rights sold (1)
Lots	28,235	30,150	33,262	31,774	27,339
Mausoleum crypts (including pre-construction)	1,926	1,853	2,205	2,186	2,108
Niches	1,857	1,630	1,619	1,466	1,096
Total net interment rights sold (1)	32,018	33,633	37,086	35,426	30,543

Number of pre-need cemetery contracts written	44,894	47,443	52,228	48,585	48,272
Number of at-need cemetery contracts written	59,387	59,785	61,468	55,274	48,948
Number of cemetery contracts written	104,281	107,228	113,696	103,859	97,220
________________________

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis presented below provides information to assist in understanding our financial condition and results of operations and should be read in conjunction with the Partnership’s selected consolidated financial data included in Part II, Item 6. Selected Financial Data and the Partnership’s consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data.
Certain statements contained in this Annual Report on Form 10-K, including, but not limited to, information regarding our operating activities, the plans and objectives of our management, and assumptions regarding our future performance and plans are forward-looking statements. When used in this Annual Report on Form 10-K, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on management’s expectations and estimates. These statements are neither promises nor guarantees and are made subject to certain risks and uncertainties that could cause actual results to differ materially from the results stated or implied in this Annual Report on Form 10-K. We believe the assumptions underlying the consolidated financial statements are reasonable.
Our major risks are related to uncertainties associated with the cash flow from pre-need and at-need sales, trusts and financings, which may impact our ability to meet our financial projections, service our debt and pay distributions at previous or any different amounts, as well as with our ability to maintain an effective system of internal control over financial reporting and disclosure controls and procedures.
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
Our risks and uncertainties are more particularly described in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements included in this Annual Report on Form 10-K, which speak only as of the date the statements were made. Except as required by applicable laws, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.
BUSINESS OVERVIEW
We are a publicly-traded Delaware master-limited partnership ("MLP") and provider of funeral and cemetery products and services in the death care industry in the United States. As of December 31, 2017, we operated 316 cemeteries in 27 states and Puerto Rico, of which 285 are owned and 31 are operated under lease, management or operating agreements. We also owned, operated or managed 93 funeral homes in 17 states and Puerto Rico.
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
We also earn investment income on proceeds received from the sale of interment rights and pre-need sales of cemetery and funeral home merchandise and services, which are generally required to be deposited into trusts. For sales of interment rights, a portion of the cash proceeds received are required to be deposited into a perpetual care trust. While the principal balance of the perpetual care trust must remain in the trust in perpetuity, we recognize investment income on such assets as revenue, excluding realized gains and losses from the sale of trust assets. For sales of cemetery and funeral home merchandise and services, a portion of the cash proceeds received are required to be deposited into a merchandise trust until the merchandise is delivered or the services are performed, at which time the funds so deposited, along with the associated investment income, may be withdrawn. Investment income from assets held in the merchandise trust is recognized as revenue when withdrawn. Where permitted, we may deliver merchandise sold on a pre-need basis prior to death and then either install or store such merchandise for the benefit of our customers. Such constructive delivery allows us to recognize the related revenues and withdraw the corresponding merchandise trust deposits and related investment income. During the year ended December 31, 2017, the merchandise trusts distributed approximately $81.6 million in cash, of which approximately $14.4 million represented distributions resulting from our deferred revenue review as part of the restatement included in our 2016 Annual Report on Form 10-K filed in September 2017.
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
SUBSEQUENT EVENTS
On January 19, 2018, the Partnership acquired six cemetery properties in Wisconsin and their related assets, net of certain assumed liabilities, for consideration of $2.5 million, of which $0.8 million was paid at closing and the remaining balance is due in two equal installments in August 2018 and August 2019. These properties have been managed by the Partnership since August 2016. The Partnership has accounted for this transaction under the acquisition method of accounting in the first quarter of 2018.
On January 26, 2018, the Partnership acquired certain land for a cemetery for cash consideration of $2.4 million. This is the second installment of a larger property purchase agreement that began in 2017 with annual installments through 2025.
On March 19, 2018, an aggregate of 236,234 phantom units were awarded under the Partnership’s 2014 Long Term Incentive Plan, of which an aggregate of 127,229 were subject to time-based vesting and an aggregate of 109,005 were subject to performance-based vesting. Also on March 19, 2018, 14,556 restricted units were awarded to an officer of the General Partner pursuant to his employment agreement, which units vest in 24 equal monthly installments commencing one month after the grant date.
On June 12, 2018 and July 13, 2018, the Partnership, its lenders and Capital One, as Administrative Agent, entered into a Sixth Amendment and Limited Waiver and a Seventh Amendment and Waiver, respectively, with respect to our revolving credit facility. For a discussion of the changes effected by these amendments, see Note 18 to the Partnership’s audited consolidated financial statements for the year ended December 31, 2017 included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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
Historically we analyzed our contract cancellations on a consolidated basis. Based on accounts receivable collection and contract cancellation analyses performed at the individual cemetery and funeral home level, we had a change in estimate regarding our allowance for contract cancellations as of December 31, 2017. This change resulted in an increase of $6.5 million in total revenues for the year ended December 31, 2017.
We operate certain cemetery and funeral home properties in Florida and Puerto Rico, which were affected by hurricanes during September 2017. We incurred property damages of $0.8 million for the year ended December 31, 2017 before considering any insurance recoveries which we may be entitled to receive.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law. The Tax Act makes broad and complex changes to the U.S. tax code by, among other things, reducing the federal corporate income tax rate, creating a new limitation on deductible interest expense, creating bonus depreciation that will allow for full expensing on qualified property, changing the lives of post-2017 net operating loss carryovers and imposing limitations on deductibility of certain executive compensation.
RESULTS OF OPERATIONS
We have two distinct reportable segments, Cemetery Operations and Funeral Home Operations, which are supported by corporate costs and expenses.
Cemetery Operations
Overview
We are currently the second largest owner and operator of cemeteries in the United States. As of December 31, 2017, we operated 316 cemeteries in 27 states and Puerto Rico. We own 285 of these cemeteries and we manage or operate the remaining 31 under lease, operating or management agreements. Revenues from Cemetery Operations accounted for approximately 82% of our total revenues during the year ended December 31, 2017.
Operating Results
The following table presents operating results for our Cemetery Operations for the respective reporting periods (in thousands):

	Years Ended December 31,
	2017	2016	2015
Merchandise	$159,546	$150,439	$143,543
Services	62,435	57,781	59,935
Interest income	8,261	8,949	8,671
Investment and other	46,454	48,557	50,098
Total revenues	276,696	265,726	262,247
Cost of goods sold	51,899	45,577	50,870
Cemetery expense	76,857	72,736	71,296
Selling expense	66,083	67,267	59,569
General and administrative expense	39,111	37,749	37,451
Depreciation and amortization	8,909	8,597	7,766
Total costs and expenses	242,859	231,926	226,952
Segment income	$33,837	$33,800	$35,295

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Cemetery merchandise revenues were $159.5 million for the year ended December 31, 2017, an increase of $9.1 million from $150.4 million for the year ended December 31, 2016. This increase was primarily due to recognized sales of crypts and vaults largely related to increased focus on constructive delivery of pre-need merchandise, as well as revenues associated with properties acquired in August 2016 and the reduction of the allowance for contract cancellations due to a change in estimate.
Cemetery services revenues were $62.4 million for the year ended December 31, 2017, an increase of $4.6 million from $57.8 million for the year ended December 31, 2016. This increase was primarily due to an increase in opening and closing service revenues largely related to increased focus on constructive delivery of pre-need merchandise and related services, as well as revenues associated with properties acquired in August 2016 and the reduction of the allowance for contract cancellations due to a change in estimate.
Interest income was $8.3 million for the year ended December 31, 2017, a decrease of $0.6 million from $8.9 million for the year ended December 31, 2016.
Investment and other income was $46.5 million for the year ended December 31, 2017, a decrease of $2.1 million from $48.6 million for the year ended December 31, 2016. This decrease was primarily attributable to a $2.2 million decrease in the perpetual care trust income, which was $14.5 million for the year ended December 31, 2017 and $16.7 million for the year ended December 31, 2016. The decrease in perpetual care trust income was attributable to less favorable returns provided by income-producing securities. Merchandise trust income was $9.8 million for the year ended December 31, 2017, representing a $0.8 million increase from $9.0 million earned during the year ended December 31, 2016, primarily attributable to an increase in servicing rates for the period. A portion of deferred trust income is recognized as underlying merchandise is delivered or underlying services are performed. The remaining $0.7 million decrease in investment and other income was primarily attributable to a decrease in other fee revenue.
Cost of goods sold was $51.9 million for the year ended December 31, 2017, an increase of $6.3 million from $45.6 million for the year ended December 31, 2016. This increase was primarily driven by land sales, markers and caskets, partially offset by a decrease in costs related to vaults.
Cemetery expenses were $76.9 million for the year ended December 31, 2017, an increase of $4.2 million from $72.7 million for the year ended December 31, 2016. This increase was principally due to costs associated with properties acquired in August 2016, vault installations during the year ended December 31, 2017 and salaries and wages principally driven by temporary operating cost saving initiatives during the year ended December 31, 2016.
Selling expenses were $66.1 million for the year ended December 31, 2017, a decrease of $1.2 million from $67.3 million for the year ended December 31, 2016. This decrease was due to a reduction in advertising and marketing expenses and the favorable impact of changes in the compensation structure for sales personnel, partially offset by costs associated with properties acquired in August 2016.
General and administrative expenses were $39.1 million for the year ended December 31, 2017, an increase of $1.4 million from $37.7 million for the year ended December 31, 2016, primarily due to expenses associated with properties acquired in August 2016.
Depreciation and amortization expenses were $8.9 million for the year ended December 31, 2017, an increase of $0.3 million from $8.6 million for the year ended December 31, 2016 due to expenses associated with properties acquired in August 2016.

Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015
Cemetery merchandise revenues were $150.4 million for the year ended December 31, 2016, an increase of $6.9 million from $143.5 million for the year ended December 31, 2015. This increase was primarily due to marker sales.
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
Investment and other income was $48.6 million for the year ended December 31, 2016, a decrease of $1.5 million from $50.1 million for the year ended December 31, 2015. This decrease was primarily attributable to a reduction in merchandise trust income, which was $9.0 million for the year ended December 31, 2016, representing a $3.8 million decrease from $12.8 million earned during the year ended December 31, 2015. A portion of deferred trust income is recognized as underlying merchandise is delivered or underlying services are performed. The pool of deferred trust revenue had decreased for the year ended December 31, 2016, due to a reduction in net income earned by the merchandise trusts as well as the impairment of trust assets during 2016 and prior periods. Perpetual care trust income was $16.7 million for the year ended December 31, 2016, representing a $0.8 million increase from $15.9 million earned during the year ended December 31, 2015. The increase in perpetual care trust income was attributable to a combination of growth in invested capital throughout 2016 and favorable returns provided by income-producing securities. The remaining $1.5 million increase in investment and other income was primarily attributable to changes in revenue derived from travel care insurance fees, permanent record fees, document-processing fees and land sales.
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
General and administrative expenses were $37.7 million and $37.5 million, respectively, for the years ended December 31, 2016 and December 31, 2015.
Depreciation and amortization expenses were $8.6 million for the year ended December 31, 2016, an increase of $0.8 million from $7.8 million for the year ended December 31, 2015. The increase was primarily due to additional depreciation and amortization from assets acquired in 2015 and 2016 and capital leases entered into during the fiscal year 2016.

Funeral Home Operations
Overview
As of December 31, 2017, we owned, operated or managed 93 funeral homes. These properties are located in 17 states and Puerto Rico. Revenues from Funeral Home Operations accounted for approximately 18% of our total revenues during the year ended December 31, 2017.
Operating Results
The following table presents operating results for our Funeral Home Operations for the respective reporting periods (in thousands):

	Years Ended December 31,
	2017	2016	2015
Merchandise	$27,767	$27,625	$27,024
Services	33,764	32,879	31,048
Total revenues	61,531	60,504	58,072
Merchandise	7,131	8,193	6,928
Services	22,929	24,772	22,969
Depreciation and amortization	3,080	3,378	3,257
Other	19,743	20,305	17,806
Total expenses	52,883	56,648	50,960
Segment income	$8,648	$3,856	$7,112
Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Funeral home merchandise revenues were $27.8 million for the year ended December 31, 2017, an increase of $0.2 million from $27.6 million for the year ended December 31, 2016. Funeral home services revenues were $33.8 million for the year ended December 31, 2017, an increase of $0.9 million from $32.9 million for the year ended December 31, 2016. The increase in funeral home services revenues was primarily due to an increase in insurance commission revenue, partially offset by declines in merchandise trust investment returns and funeral services due to properties divested during 2017.
Funeral home expenses were $52.9 million for the year ended December 31, 2017, a decrease of $3.7 million from $56.6 million for the year ended December 31, 2016. This decrease was primarily due to operational cost saving initiatives.
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

Corporate Overhead
Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Corporate overhead expense was $52.0 million for the year ended December 31, 2017, an increase of $12.4 million from $39.6 million for the year ended December 31, 2016. This increase was primarily due to a $14.7 million increase in professional fees and recruiting costs resulting from the delayed filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and various changes in our senior management, as well as a $0.6 million increase in other expenses primarily related to information technology costs. The increase was partially offset by a $3.0 million decrease in acquisition costs due to less merger and acquisition activity.
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
Corporate Depreciation and Amortization
Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Depreciation and amortization expense was $1.2 million for the year ended December 31, 2017, an increase of $0.3 million from $0.9 million for the year ended December 31, 2016. The increase was primarily due to capital leases entered into during 2017 and equipment purchases related to information technology.
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
Gains and Losses
For the year ended December 31, 2017, we recorded a loss on goodwill impairment of $45.6 million related to our Funeral Home Operations reporting unit. Other losses, net for the year ended December 31, 2017 were $1.2 million, consisting of a $2.1 million loss on impairment of assets, partially offset by a net $0.9 million gain from the sales of certain cemetery and funeral home-related assets and businesses.
For the year ended December 31, 2016, we obtained additional information related to three of the acquisitions that closed during 2015. The changes resulted in an adjustment to the gain on acquisition recognized during the year ended December 31, 2015, reducing the gain by $0.6 million via a loss recognized in 2016 in accordance with GAAP. In addition, there was a $2.8 million gain from our acquisition in the third quarter of 2016. We sold a warehouse and four funeral home businesses during 2016 for a net gain of $0.5 million. Also, we wrote off deferred financing costs related to our prior line of credit in the amount of $1.2 million and incurred a loss of $2.9 million related to our cease-use expense due to the relocation of corporate headquarters to Trevose, Pennsylvania, other realignment charges and an impairment loss at one of our cemeteries.
For the year ended December 31, 2015, we had a $1.5 million gain on acquisition, a $3.1 million loss on legal settlement and a $0.3 million loss on impairment of long-lived assets. The $3.1 million loss on legal settlement recognized during calendar year 2015 pertained to the legal settlement of a Fair Labor Standards Act claim.
Interest Expense
Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Interest expense was $27.3 million for the year ended December 31, 2017, an increase of $2.8 million from $24.5 million for the year ended December 31, 2016. This increase was principally due to a combination of the weighted average outstanding balance and the weighted average interest rate on the line of credit balance outstanding being higher compared to the prior year.
Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015
Interest expense was $24.5 million for the year ended December 31, 2016, an increase of $1.9 million from $22.6 million for the year ended December 31, 2015. This increase was principally due to a higher average balance outstanding under the credit facilities compared to the prior year.

Income Tax Benefit (Expense)
Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Income tax benefit was $9.6 million for the year ended December 31, 2017 compared to expense of $1.6 million for the year ended December 31, 2016. The benefit for the year ended December 31, 2017 was primarily driven by $11.6 million benefit as a result of the Tax Act, including a $6.5 million benefit due to the change in the federal tax rate and effective state rates and a $5.1 million benefit based on creation of long-lived assets due to the goodwill impairment recorded in the same period, which will create future unlimited-life carryovers. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including partnerships with significant income that are not subject to entity level income taxes.
Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015
Income tax expense was $1.6 million for the year ended December 31, 2016 compared to $0.9 million for the year ended December 31, 2015. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.
LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of liquidity are cash generated from operations, borrowings under our revolving credit facility and capital raised through the issuance of additional limited partner units. As an MLP, our primary cash requirements, in addition to normal operating expenses, are for capital expenditures, net contributions to the merchandise and perpetual care trust funds, debt service and cash distributions. In general, as part of our operating strategy, we expect to fund:

•	working capital deficits through cash generated from operations and additional borrowings;

•
expansion capital expenditures, net contributions to the merchandise and perpetual care trust funds and debt service obligations through available cash, cash generated from operations, additional borrowings, the issuance of additional limited partner units or asset sales. Amounts contributed to the merchandise trust funds will be withdrawn at the time of the delivery of the product or service sold to which the contribution relates (see "Critical Accounting Policies and Estimates" regarding revenue recognition), which will reduce the amount of additional borrowings, issuance of additional limited partner units or asset sales needed; and

•
any cash distributions we are permitted and determine to pay in accordance with our partnership agreement and maintenance capital expenditures through available cash and cash flows from operating activities.

While we rely heavily on our cash flows from operating activities, borrowings under our credit facility and the issuance of additional limited partner units to execute our operational strategy and meet our financial commitments and other short-term financial needs, we cannot be certain that sufficient capital will be generated through operations or available to us to the extent required and on acceptable terms. Moreover, although our cash flows from operating activities have been positive, we have experienced negative financial trends which, when considered in the aggregate, raise substantial doubt about the Partnership’s ability to continue as a going concern. These negative financial trends include:

•
net losses from operations due to an increased competitive environment, a decrease in the size of our sales force in 2016 (which negatively impacted our production and billing activity in 2016 and 2017), an increase in professional fees and compliance costs associated with the restatement of our historical financial statements and an increase in consulting fees associated with our planned adoption of the Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers;

•
a decline in billings associated with the decrease in our sales force, which in turn limited our ability to increase revenues. This decline, coupled with the increase in our professional, compliance and consulting expenses, tightened our liquidity position and increased reliance on long-term financial obligations, which in turn limited our ability to pay distributions;

•	a goodwill impairment charge of $45.6 million during the fourth quarter of 2017; and

•
our failure to comply with certain debt covenants required by our credit facility due to our inability to complete timely filings of our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, as well as exceeding of the maximum consolidated leverage ratio financial covenant for the quarters ended December 31, 2017 and March 31, 2018. As further discussed in the credit facility subsection under the "Long-Term Debt" section below, these failures constituted defaults that our lenders agreed to waive.

During 2017 and to date in 2018, we have implemented (and will continue to implement) various actions to improve our profitability and cash flows to fund operations. When considered in the aggregate, we believe these actions will alleviate substantial doubt about the Partnership’s ability to continue as a going concern over the next twelve-month period. A summary of these actions is as follows:

•	continue to manage our recurring operating expenses and seek to limit our non-recurring operating expenses over the next twelve-month period;

•
complete sales of certain assets and businesses to provide supplemental liquidity as disclosed in Note 1 to the Partnership’s consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data and pursuant to the amendment of our credit facility as further described below; and

•
for the reasons disclosed above, we were not in compliance with certain of our debt covenants as of December 31, 2017, March 31, 2018 and June 30, 2018. These failures constituted defaults that the lenders agreed to waive pursuant to the Sixth Amendment and Waiver and Seventh Amendment and Waiver to our credit facility on June 12, 2018 and July 13, 2018, respectively. Refer to the credit facility subsection under the "Long-Term Debt" section below for a more detailed discussion of these amendments. Moreover, based on our forecasted operating performance, cash flows and projected plans to file financial statements on a timely basis consistent with our amended credit facility covenants, we do not believe it is probable that we will further breach our covenants under the amended credit facility for the next twelve-month period. However, there is no certainty that our actual operating performance and cash flows will not be substantially different from forecasted results, and no certainty we will not need further amendments to our credit facility in the future. Factors that could impact the significant assumptions used by the Partnership in assessing our ability to satisfy our financial covenants include the following:

•	operating performance not meeting reasonably expected forecasts;

•	failing to attract and retain qualified sales personnel and management;

•	investments in our trust funds experiencing significant declines due to factors outside our control;

•	being unable to compete successfully with other cemeteries and funeral homes in our markets;

•	the number of deaths in our markets declining; and

•	the mix of funeral and cemetery revenues between burials and cremations.
If our planned and implemented actions are not realized and we fail to improve our operating performance and cash flows, or we are not able to comply with the covenants under our amended credit facility, we may be forced to limit our business activities, implement further modifications to our operations, further amend our credit facility and/or seek other sources of capital, and we may be unable to continue as a going concern. Any of these events may have a material adverse effect on our results of operations and financial condition. The consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments that might result from the outcome of these uncertainties.
In addition, we believe the Partnership will have sufficient liquid assets, cash from operations and borrowing capacity to meet its financial commitments, debt service obligations, contingencies and anticipated capital expenditures for at least the next twelve-month period. However, as disclosed in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K, the Partnership is subject to business, operational and other risks that could adversely affect its operating performance, cash flows and filing timeliness. Accordingly, should any of these risk factors come to fruition over the next twelve-month period, we may need to seek to continue to supplement cash generation with proceeds from financing activities, including borrowings under the credit facility and other borrowings, the issuance of additional limited partner units subject to compliance with applicable securities laws and the terms of our senior credit facility, capital contributions from our general partner and the sale of assets and other transactions. We continually monitor the Partnership’s financial position, liquidity and credit facility financial covenants to determine the likelihood of shortfalls in future reporting periods.

Cash Flows
Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Net cash provided by operating activities was $15.0 million during the year ended December 31, 2017, a decrease of $7.8 million from $22.8 million during the year ended December 31, 2016. The $7.8 million unfavorable movement in net cash provided by operating activities resulted from a $5.9 million net cash outflow to fund changes in working capital and a $1.9 million decrease in net income excluding non-cash items. The net cash outflow to fund changes in working capital was principally due to increased cash spend in payables and other liabilities. The decrease in net income excluding non-cash items was due to an increase in professional fees and recruiting costs resulting from the delayed filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and various changes in our senior management, partially offset by higher revenues.
Net cash used in investing activities was $8.9 million during the year ended December 31, 2017, a decrease of $10.2 million from $19.1 million during the year ended December 31, 2016. Net cash used in investing activities during 2017 consisted of $10.8 million for capital expenditures, partially offset by proceeds from divestitures and asset sales of $1.2 million and $0.6 million, respectively. Net cash used in investing activities during 2016 consisted of $10.5 million for acquisitions and $11.4 million for capital expenditures, partially offset by proceeds from asset sales of $2.8 million.
Net cash used in financing activities was $11.8 million for the year ended December 31, 2017, an increase of $5.6 million from $6.2 million for the year ended December 31, 2016. Net cash used in financing activities during 2017 was driven by cash distributions to unitholders of $24.5 million and financing costs incurred of $1.6 million, partially offset by net proceeds from long-term debt of $14.3 million. Net cash used in financing activities during 2016 was driven by $79.2 million of cash distributions to unitholders, net repayments of long-term debt of $14.3 million, and financing costs incurred of $7.0 million; largely offset by proceeds from the issuance of common units of $94.3 million.
Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015
Net cash provided by operating activities was $22.8 million during the year ended December 31, 2016, an increase of $18.7 million from $4.1 million during the year ended December 31, 2015. The $18.7 million favorable movement in net cash provided by operating activities resulted from a $25.1 million increase in working capital, partially offset by a $6.4 million decrease in net income excluding non-cash items. The $25.1 million increase in working capital was due principally to increased withdrawals from trusts. The unfavorable movement in net income excluding non-cash items was due principally to the decline in Funeral Home Operations segment profitability and an increase in certain expenses during 2016, including selling expenses and corporate overhead.
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

The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Years Ended December 31,
	2017	2016	2015
Maintenance capital expenditures	$6,894	$6,244	$7,937
Expansion capital expenditures	3,895	5,138	7,402
Total capital expenditures	$10,789	$11,382	$15,339
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
A summary of our total contractual and contingent obligations as of December 31, 2017 is presented in the table below (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Debt (1)	$407,678	$23,212	$45,264	$339,202	$—
Cemetery land purchase obligation (2)	21,753	2,374	4,756	5,344	9,279
Operating leases	22,934	4,709	7,010	3,598	7,617
Capital leases	3,825	1,200	1,885	740	—
Lease and management agreements (3)	36,982	—	—	—	—
Deferred revenues (4)	912,626	—	—	—	—
Total contractual obligations	1,405,798	31,495	58,915	348,884	16,896
Contingent Obligations:
Letters of credit (5)	7,478	—	—	—	—
Other investment funds (6)	144,310	—	—	—	—
Total contingent obligations	151,788	—	—	—	—
Total	$1,557,586	$31,495	$58,915	$348,884	$16,896
______________________

(1)
Represents the interest payable and par value of debt due and does not include the unamortized debt discounts of $1.9 million at December 31, 2017. This table assumes that current amounts outstanding under our Credit Facility are not repaid until the maturity date of August 4, 2021.

(2)	Represents the amounts due related to an agreement the Partnership entered into in 2017 to purchase cemetery land in annual installments beginning January 26, 2018 through January 26, 2025.

(3)
Represents the aggregate future rent payments, with interest, due pertaining to the agreements with the Archdiocese of Philadelphia, from 2025 through 2049, and does not include the unamortized discount. See "Agreements with the Archdiocese of Philadelphia" section below.

(4)
Total cannot be separated into periods because we are unable to anticipate when the merchandise and services will be delivered. This balance represents the revenues to be recognized from the total performance obligations on customer contracts.

(5)
We are occasionally required to post letters of credit, issued by a financial institution, to secure certain insurance programs or other obligations. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are posted for one-year terms and may be renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe it is unlikely that we will be required to fund a claim under our outstanding letters of credit. As of December 31, 2017, $7.5 million of our letters of credit were supported by our Revolving Credit Facility.

(6)
As of December 31, 2017, the perpetual care and merchandise trusts had $144.3 million in unfunded commitments to private credit funds. These capital commitments are callable at any time during the lockup periods which range from four to ten years with three potential one year extensions at the discretion of the funds’ general partners and will be funded using existing trust assets. This total cannot be separated into periods.

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
ATM Equity Program
On November 19, 2015, we entered into an equity distribution agreement ("ATM Equity Program") with a group of banks (the "Agents") whereby we may sell, from time to time, common units representing limited partner interests having an aggregate offering price of up to $100,000,000. Sales of common units, if any, may be made in negotiated transactions or transactions that are deemed to be "at the market offerings" as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for the common units, or sales made to or through the market maker other than on an exchange or through an electronic communications network. We will pay each of the Agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common units sold through such Agent. During the year ended December 31, 2016, we issued 903,682 common units under the ATM Equity Program for net proceeds of $23.0 million. No common units were issued under the ATM Equity Program during the year ended December 31, 2017.
Long-Term Debt
Credit Facility
On August 4, 2016, our 100% owned subsidiary, StoneMor Operating LLC (the "Operating Company") entered into a Credit Agreement (the "Original Credit Agreement") among each of the Subsidiaries of the Operating Company (together with the Operating Company, "Borrowers"), the Lenders identified therein, Capital One, National Association ("Capital One"), as Administrative Agent, Issuing Bank and Swingline Lender, Citizens Bank of Pennsylvania, as Syndication Agent, and TD Bank, N.A. and Raymond James Bank, N.A., as Co-Documentation Agents. In addition, on the same date, the Partnership, the Borrowers and Capital One, as Administrative Agent, entered into the Guaranty and Collateral Agreement (the "Guaranty Agreement," and together with the Credit Agreement, "New Agreements"). Capitalized terms which are not defined in the following description of the New Agreements shall have the meaning assigned to such terms in the New Agreements, as amended.
The New Agreements replaced the Partnership’s Fourth Amended and Restated Credit Agreement, as amended with Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer and other lenders party thereto (the "Prior Credit Agreement"), Second Amended and Restated Security Agreement, and Second Amended and Restated Pledge Agreement, each dated as of December 19, 2014. The Prior Credit Agreement provided for a revolving credit facility of $180.0 million, with borrowings classified as either acquisition draws or working capital draws, maturing on December 19, 2019. In connection with entering into the Credit Agreement in 2016, the Partnership incurred an extinguishment of debt charge of approximately $1.2 million recorded in "Loss on early extinguishment of debt".
On March 15, 2017, the Borrowers, Capital One, as Administrative Agent and acting in accordance with the written consent of the Required Lenders, entered into the First Amendment to Credit Agreement. Those parties subsequently entered into a Second Amendment and Limited Waiver on July 26, 2017, a Third Amendment and Limited Waiver effective as of August 15, 2017, a Fourth Amendment to Credit Agreement dated September 29, 2017, a Fifth Amendment to Credit Agreement dated as of December 22, 2017 but effective as of September 29, 2017, a Sixth Amendment and Waiver to Credit Agreement dated June 12, 2018 and a Seventh Amendment and Waiver to Credit Agreement dated July 13, 2018. We refer to the Original Credit Agreement, as amended, as the "Amended Credit Agreement."
The Amended Credit Agreement provides for up to $175.0 million initial aggregate amount of Revolving Commitments, , which are subject to borrowing base limitations until the Partnership achieves a Consolidated Leverage Ratio of less than 4.00:1.00 and a Consolidated Secured Net Leverage Ratio of less than 3.00:1.00. The Operating Company may also request the issuance of Letters of Credit for up to $15.0 million in the aggregate, of which there were $7.5 million outstanding at December 31, 2017 and $6.8 million outstanding at December 31, 2016. The Maturity Date under the Amended Credit Agreement is the earlier of (i) August 4, 2021 and (ii) the date that is six months prior to the earliest scheduled maturity date of any outstanding Permitted Unsecured Indebtedness (at present, such date is December 1, 2020, which is six months prior to June 1, 2021 maturity date of outstanding 7.875% senior notes).

As of December 31, 2017, the outstanding amount of borrowings under the Amended Credit Agreement was $153.4 million, which was used to pay down outstanding obligations under the Partnership's prior credit agreement, to pay fees, costs and expenses related to the New Agreements and to fund working capital needs. Generally, proceeds of the Loans under the Amended Credit Agreement can be used to finance the working capital needs and for other general corporate purposes of the Borrowers and Guarantors, including acquisitions and distributions permitted under the Amended Credit Agreement.
Each Borrowing under the Amended Credit Agreement is comprised of Base Rate Loans or Eurodollar Loans. The Loans comprising each Base Rate Borrowing (including each Swingline Loan) bear interest at the Base Rate plus the Applicable Rate, and the Loans comprising each Eurodollar Borrowing bear interest at the Eurodollar Rate plus the Applicable Rate.
The Applicable Rate is now determined based on the Consolidated Leverage Ratio of the Partnership and its Subsidiaries and ranges from 2.25% to 4.25% for Eurodollar Rate Loans and 1.25% to 3.25% for Base Rate Loans. As of December 31, 2017, the Applicable Rate for Eurodollar Rate Loans was 3.75% and for Base Rate Loans was 2.75%. The Amended Credit Agreement also requires the Borrowers to pay a quarterly unused commitment fee, which accrues at the Applicable Rate on the amount by which the commitments under the Amended Credit Agreement exceed the usage of such commitments, and which is included within interest expense on the Partnership’s condensed consolidated statements of operations. On December 31, 2017, the weighted average interest rate on outstanding borrowings under the Amended Credit Agreement was 5.5%.
The Amended Credit Agreement contains financial covenants, pursuant to which the Partnership will not permit:

•
the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, or the Consolidated Leverage Ratio, as of the last day of any fiscal quarter, commencing on September 30, 2016, determined for the period of four consecutive fiscal quarters ending on such date (the "Measurement Period"), to be greater than 4.50 to 1.00 for the period ended December 31, 2017 or 4.25 to 1.00 for the period ended March 31, 2018;

•
the ratio of (a) Consolidated Funded Indebtedness secured by a Lien minus up to $5.0 million of unrestricted cash and Cash Equivalents in accounts subject to a first priority security interest in favor of the Lenders to (b) Consolidated EBITDA, or the Consolidated Secured Net Leverage Ratio, to be greater than 6.25:1.00 for the period ended June 30, 2018, 5.75:1.00 for the period ending September 30, 2018, 5.50:1.00 for the period ending December 31, 2018, 5.00:1.00 for the periods ending in 2019 and 4.50:1.00 for periods ending thereafter; and

•
the ratio of Consolidated EBITDA (reduced by the sum of (a) the amount of capital expenditures not financed with debt other than Revolving Commitments and (b) taxes and restricted payments including distributions paid in cash and further adjusted for “Change in Deferred Selling and Obtaining Costs,” “Change in Deferred Revenue” and “Change in Merchandise Trust” (as such terms are presented in the Partnership’s consolidated statement of cash flows) to Consolidated Fixed Charges, as of the last day of any fiscal quarter, to be less than 1.00:1.00 for any period ending in 2018, 1.10:1.00 for any period ending in 2019 and 1.20:1.00 for any period ending in 2020.

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

The Partnership was not in compliance with the facility’s maximum Consolidated Leverage Ratio for the quarters ended December 31, 2017 and March 31, 2018, which constituted defaults that the lenders agreed to waive pursuant to the Sixth Amendment and Waiver. In addition, the Partnership’s failure to timely file this Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 constituted defaults under our revolving credit facility. Under the Sixth Amendment and Waiver, the lenders agreed to waive such defaults and extend the dates by which such filings were required to be made, and under the Seventh Amendment and Waiver, the lenders agreed to waive our failure to timely file this Annual Report on Form 10-K on or before the previously extended filing deadline and agreed to further extend the dates by which these reports were required to be filed. See Note 18 in Part II, Item 8. Financial Statements and Supplementary Data, for further detail regarding the extended filing deadlines for such reports and our Quarterly Reports on Form 10-Q for the quarter ended June 30, 2018 and for the quarter ending September 30, 2018.
Senior Notes
On May 28, 2013, we issued $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 (the "Senior Notes"). We pay 7.875% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year. The net proceeds from the offering were used to retire a $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 and the remaining proceeds were used for general corporate purposes. The Senior Notes were issued at 97.832% of par resulting in gross proceeds of $171.2 million with an original issue discount of approximately $3.8 million. We incurred debt issuance costs and fees of approximately $4.6 million. These costs and fees are deferred and will be amortized over the life of these notes. The Senior Notes mature on June 1, 2021.
We may redeem the Senior Notes at any time, in whole or in part, at the redemption prices (expressed as percentages of the principal amount) set forth below, together with accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period beginning June 1 of the years indicated:

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
The Senior Notes are jointly and severally guaranteed by certain of our subsidiaries. The indenture governing the Senior Notes contains covenants, including limitations of our ability to incur certain additional indebtedness and liens, make certain dividends, distributions, redemptions or investments, enter into certain transactions with affiliates, make certain asset sales, and engage in certain mergers, consolidations or sales of all or substantially all of our assets, among other items. As of December 31, 2017, we were in compliance with these covenants.
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
Given the Partnership's level of cash and cash equivalents, to preserve capital resources and liquidity, the Board of Directors of the General Partner concluded that it was not in the best interest of unitholders to pay distributions to unitholders after the first quarter of 2017. In addition, our revolving credit facility prohibits us from making distributions to unitholders unless we have at least $25.0 million of availability under that facility and we satisfy certain leverage ratios.
We historically have sought to include in our distributions to unitholders for a particular financial reporting period the profit we anticipate the Partnership will generate with respect to the sales, including pre-need sales, of interment rights, merchandise and services, and trust returns during the applicable period. However, we currently expect that any future distributions we do pay will be based on our cash flow from operating activities. We anticipate that we will use any cash generated from borrowings or asset sales during this period to reduce our outstanding indebtedness and provide a reserve to enhance our financial condition relative to the financial covenants in the Amended Credit Agreement and to fund acquisitions.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, depreciation and amortization, merchandise trust and perpetual care trust asset valuation, allowance for cancellations, unit-based compensation, deferred revenues, deferred merchandise trust investment earnings, deferred selling and obtaining costs, assets and liabilities obtained through business combinations, income taxes, hurricane-related losses and goodwill including any interim assessment for impairment. A summary of the significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included in Note 1 of Part II, Item 8. Financial Statements and Supplementary Data included in this report. The critical accounting policies and estimates we have identified are discussed below.
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
Trust Investment Income Recognition
Sales of cemetery and funeral home merchandise and services are subject to state law. Under these laws, which vary by state, a portion of the cash proceeds received from the sale of interment rights and pre-need sales of cemetery and funeral home merchandise and services are required to be deposited into trusts. For sales of interment rights, a portion of the cash proceeds received are required to be deposited into a perpetual care trust. While the principal balance of the perpetual care trust must remain in the trust in perpetuity, we recognize investment income on such assets as revenue, excluding realized gains and losses from the sale of trust assets. For sales of cemetery and funeral home merchandise and services, a portion of the cash proceeds received are required to be deposited into a merchandise trust until the merchandise is delivered or the services are performed, at which time the funds so deposited, along with the associated investment income, may be withdrawn. Investment income from assets held in the merchandise trust is recognized as revenue when withdrawn. Amounts deposited into trusts may be invested by third-party investment managers who are selected by the Trust and Compliance Committee of the Board of Directors of our general partner (the "Trust Committee"). These investment managers are required to invest our trust funds in accordance with applicable state law and internal investment guidelines adopted by the Trust Committee. Our investment managers are monitored by investment advisors selected by the Trust Committee, who advise the Trust Committee on the determination of asset allocations, evaluate the investment managers and provide detailed monthly reports on the performance of each merchandise and perpetual care trust.

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
Accounts Receivable Allowance for Cancellations
At the time of a pre-need sale, we record an account receivable in an amount equal to the total contract value less any cash deposit paid net of an estimated allowance for cancellations. The allowance for cancellations is established based upon our estimate of expected cancellations and historical experiences, and is currently approximately 9% of total contract values. Future cancellation rates may differ from this current estimate. We will continue to evaluate cancellation rates and will make changes to the estimate should the need arise.
Other-Than-Temporary Impairment of Trust Assets
Assets held in our merchandise trusts are carried at fair value. Any change in unrealized gains and losses is reflected in the carrying value of the assets and is recognized as deferred revenue. Any and all investment income streams, including interest, dividends or gains and losses from the sale of trust assets, are offset against deferred revenue until such time that we deliver the underlying merchandise. Investment income generated from our merchandise trust is included in "Cemetery investment and other revenues".
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

Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. We test goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. We determine the fair value of each reporting unit using a market multiple method to corroborate the value derived from using the income approach.
In the fourth quarter of 2017, the Partnership early adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, impairment is defined as the amount by which the carrying value of the reporting unit exceeds its fair value, up to the total amount of goodwill. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount.
The Partnership conducts its evaluation of goodwill impairment at the reporting unit level on an annual basis, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. Prior to December 31, 2017, the reporting units with assigned goodwill were the Cemetery Operations and Funeral Home Operations segments. Goodwill impairment testing involves management judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by the fair value of the individual reporting unit using widely accepted valuation techniques, such as the market approach (earnings and price-to-book value multiples of comparable public companies) and/or the income approach (discounted cash flow (DCF) method).
The Partnership applied the DCF method and utilized a number of factors, including actual operating results, future business plans, economic projections, volatility of earnings, changes in senior management and market data. The DCF method of the income approach incorporated the reporting units’ forecasted cash flows, including a terminal value to estimate the fair value of cash flows beyond the final year of the forecasts. The discount rates utilized to obtain the net present value of the reporting units’ cash flows were estimated using the capital asset pricing model. Significant inputs to this model include a risk-free rate of return, beta (which is a measure of the level of non-diversifiable risk associated with comparable companies for each specific reporting unit), market equity risk premium and in certain cases an unsystematic (Partnership-specific) risk factor. The unsystematic risk factor is the input that specifically addresses uncertainty related to the Partnership’s projections of earnings and growth, including the uncertainty related to loss expectations. The Partnership utilized discount rates that it believes adequately reflect the risk and uncertainty in the financial markets generally and specifically in its internally developed forecasts. The Partnership estimated expected rates of equity returns based on historical market returns and risk/return rates for similar industries of the reporting unit. The Partnership uses its internal forecasts to estimate future cash flows, and actual results may differ from forecasted results. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity on a stand-alone basis. In most industries, including the Partnership’s, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. Therefore, once the above fair value calculations have been determined, the Partnership’s management also considers the inclusion of a control premium within the calculations. This control premium is judgmental and based on, among other items, observed acquisitions in the Partnership’s industry. The resultant fair values calculated for the reporting units are compared to observable metrics on large mergers and acquisitions in the Partnership’s industry to determine whether those valuations appear reasonable in management’s judgment.
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

The Partnership completed its annual goodwill impairment assessment as of December 31, 2017. As a result of such assessment, management concluded that the fair value of the Partnership’s Funeral Home Operations reporting unit did not exceed its carrying value and, accordingly, concluded that a loss on impairment for the full amount of reporting unit goodwill should be recorded.  This impairment charge will not result in any current or future cash expenditures. Consideration was given within the analysis of the Funeral Home Operations reporting unit to the changes made during the year to the pre-need sales funding structure, erosion of market capitalization and achievability of the reporting unit's forecasted EBITDA margin relative to its historical operating performance.
The Partnership also calculated that the fair value of its Cemetery Operations reporting unit exceeded its carrying value by approximately 13%. While historical performance and current expectations have resulted in fair value of its Cemetery Operations reporting unit in excess of its carrying value, if our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. The Partnership has sensitized certain key assumptions used to calculate Cemetery Operations reporting unit fair value, and note that either a 80% or greater shortfall of actual revenue growth to forecasted revenue growth or a 6% or greater increase in the discount rate would trigger impairment of the reporting unit. However, it is not possible at this time to determine if an impairment charge would result or if any such charge would be material.
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law. The Tax Act makes broad and complex changes to the U.S. tax code by, among other things, reducing the federal corporate income tax rate, creating a new limitation on deductible interest expense, creating bonus depreciation that will allow for full expensing on qualified property and imposing limitations on deductibility of certain executive compensation.
The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting for the income tax effects of certain elements of the Tax Act. In accordance with SAB 118, we have recognized the provisional tax impacts related to the remeasurement of deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued and actions we may take as a result of the Tax Act. For further information on the impacts of the Tax Act, see Note 10 in Part II, Item 8. Financial Statements and Supplementary Data.
As of December 31, 2017, our taxable corporate subsidiaries had federal and state net operating loss carryforwards of approximately $349.4 million and $429.5 million, respectively, a portion of which expires annually. Our ability to use such federal net operating loss carryforwards may be limited by changes in the ownership of our units deemed to result in an "ownership change" under the applicable provisions of the Internal Revenue Code of 1986, as amended.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term "market" risk refers to the risk of gains or losses arising from changes in interest rates and prices of marketable securities. The disclosures are not meant to be precise indicators of expected future gains or losses, but rather indicators of reasonably possible gains or losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk-sensitive instruments were entered into for purposes other than trading.
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
INTEREST-BEARING INVESTMENTS
Our fixed-income securities subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of December 31, 2017, the fair value of fixed-income securities in our merchandise trusts and perpetual care trusts represented 0.2% and 1.7%, of the fair value of total trust assets, respectively. The aggregate of the quoted fair value of these fixed-income securities was $1.1 million and $5.8 million in the merchandise trusts and perpetual care trusts, respectively, as of December 31, 2017. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these fixed-income securities would change the fair market value of the assets in both our merchandise trusts and perpetual care trusts by less than $0.1 million based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized. Our money market and other short-term investments subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of December 31, 2017, the fair value of money market and short-term investments in our merchandise trusts and perpetual care trusts represented 2.0% and 2.8%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair value of these money market and short-term investments was $10.4 million and $9.5 million in the merchandise trusts and perpetual care trusts, respectively, as of December 31, 2017. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these money market and short-term investments would change the fair market value of the assets in both our merchandise trusts and perpetual care trusts by approximately $0.1 million, based on discounted expected future cash flows.
MARKETABLE EQUITY SECURITIES
Our marketable equity securities subject to market risk consist primarily of certain investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open-ended mutual funds. As of December 31, 2017, the fair value of marketable equity securities in our merchandise trusts and perpetual care trusts represented 4.7% and 6.5%, of the fair value of total trust assets, respectively. The aggregate of the quoted fair market value of these individual equity securities was $24.2 million and $22.2 million in our merchandise trusts and perpetual care trusts, respectively, as of December 31, 2017, based on final quoted sales prices. Holding all other variables constant, a hypothetical 10% change in variable interest rates of the equity securities would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $2.4 million and $2.2 million, respectively, based on discounted expected future cash flows. As of December 31, 2017, the fair value of marketable closed and open-ended mutual funds in our merchandise trusts represented 56.3% of the fair value of total merchandise trust assets, 76.7% of which pertained to fixed-income mutual funds. As of December 31, 2017, the fair value of marketable closed and open-ended mutual funds in our perpetual care trusts represented 51.6% of total perpetual care trust assets, 81.4% of which pertained to fixed-income mutual funds. The aggregate of the quoted fair market value of these closed and open-ended mutual funds was $290.4 million and $175.5 million in the merchandise trusts and perpetual care trusts, respectively, as of December 31, 2017, based on final quoted sales prices, of which $222.8 million and $142.8 million, respectively, pertained to fixed-income mutual funds. Holding all other variables constant, a hypothetical 10% change in the average market prices of the closed and open-ended mutual funds would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $29.0 million and $17.5 million, respectively, based on discounted expected future cash flows.

OTHER INVESTMENT FUNDS
Other investment funds are measured at fair value using the net asset value per share practical expedient. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 90 days, and private credit funds, which have lockup periods ranging from four to ten years with three potential one year extensions at the discretion of the funds’ general partners. This asset class has an inherent valuation risk as the values provided by investment fund managers may not represent the liquidation values obtained by the trusts upon redemption or liquidation of the fund assets. As of December 31, 2017, the fair value of other investment funds in our merchandise trusts and perpetual care trusts represented 33.2% and 37.3%, respectively, of the fair value of total trust assets. The fair market value of the holdings in these funds was $171.2 million and $126.8 million in our merchandise trusts and perpetual care trusts, respectively, as of December 31, 2017, based on net asset value quotes.
DEBT INSTRUMENTS
Certain borrowings under our Amended Credit Facility bear interest at a floating rate, based on LIBOR, which is adjusted quarterly. This subjects us to increases in interest expense resulting from movements in interest rates. As of December 31, 2017, we had $153.4 million of borrowings outstanding under our credit facility, which generally bears interest at a variable rate. Holding all other variables constant, a hypothetical 1% change in variable interest rates would change our consolidated interest expense for the year ended December 31, 2017 by approximately $1.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of StoneMor GP LLC and Unitholders of StoneMor Partners L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of StoneMor Partners L.P. and subsidiaries (the "Partnership") as of December 31, 2017 and 2016, the related consolidated statements of operations, partners’ capital, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 16, 2018, expressed an adverse opinion on the Partnership’s internal control over financial reporting because of material weaknesses.
Basis for Opinion
These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
July 16, 2018
We have served as the Partnership’s auditor since 1999.

STONEMOR PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$6,821	$12,570
Accounts receivable, net of allowance	79,116	77,253
Prepaid expenses	4,580	5,532
Assets held for sale	1,016	—
Other current assets	21,453	23,466
Total current assets	112,986	118,821

Long-term accounts receivable, net of allowance	105,935	98,886
Cemetery property	333,404	337,315
Property and equipment, net of accumulated depreciation	114,090	118,281
Merchandise trusts, restricted, at fair value	515,456	507,079
Perpetual care trusts, restricted, at fair value	339,928	333,780
Deferred selling and obtaining costs	126,398	116,890
Deferred tax assets	84	64
Goodwill	24,862	70,436
Intangible assets	63,244	65,438
Other assets	19,695	20,023
Total assets	$1,756,082	$1,787,013

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable and accrued liabilities	$43,023	$35,547
Accrued interest	1,781	1,571
Current portion, long-term debt	1,002	1,775
Total current liabilities	45,806	38,893

Long-term debt, net of deferred financing costs	317,693	300,351
Deferred revenues	912,626	866,633
Deferred tax liabilities	9,638	20,058
Perpetual care trust corpus	339,928	333,780
Other long-term liabilities	38,695	36,944
Total liabilities	1,664,386	1,596,659
Commitments and contingencies
Partners’ capital (deficit):
General partner interest	(2,959)	(1,914)
Common limited partners’ interest	94,655	192,268
Total partners’ capital	91,696	190,354
Total liabilities and partners’ capital	$1,756,082	$1,787,013
See Accompanying Notes to Consolidated Financial Statements.

STONEMOR PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Cemetery:
Merchandise	$159,546	$150,439	$143,543
Services	62,435	57,781	59,935
Investment and other	54,715	57,506	58,769
Funeral home:
Merchandise	27,767	27,625	27,024
Services	33,764	32,879	31,048
Total revenues	338,227	326,230	320,319

Costs and Expenses:
Cost of goods sold	51,899	45,577	50,870
Cemetery expense	76,857	72,736	71,296
Selling expense	66,083	67,267	59,569
General and administrative expense	39,111	37,749	37,451
Corporate overhead	51,964	39,618	38,609
Depreciation and amortization	13,183	12,899	12,803
Funeral home expenses:
Merchandise	7,131	8,193	6,928
Services	22,929	24,772	22,969
Other	19,743	20,305	17,806
Total costs and expenses	348,900	329,116	318,301

Gain on acquisitions and divestitures	858	2,614	1,540
Legal settlement	—	—	(3,135)
Loss on early extinguishment of debt	—	(1,234)	—
Loss on goodwill impairment	(45,574)	—	—
Other losses, net	(2,045)	(2,900)	(296)
Interest expense	(27,345)	(24,488)	(22,585)
Loss from continuing operations before income taxes	(84,779)	(28,894)	(22,458)
Income tax benefit (expense)	9,621	(1,589)	(933)
Net loss	$(75,158)	$(30,483)	$(23,391)
General partner’s interest	$(782)	$2,016	$3,607
Limited partners’ interest	$(74,376)	$(32,499)	$(26,998)
Net loss per limited partner unit (basic and diluted)	$(1.96)	$(0.94)	$(0.89)
Weighted average number of limited partners’ units outstanding (basic and diluted)	37,948	34,602	30,472
See Accompanying Notes to Consolidated Financial Statements.

STONEMOR PARTNERS L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(dollars in thousands)

	Partners’ Capital
	Outstanding Common Units	Common Limited Partners	General Partner	Total
December 31, 2014	29,203,595	$227,459	$1,483	$228,942
Issuance of common units	2,692,667	80,976	—	80,976
Common unit awards under incentive plans	7,716	1,516	—	1,516
Net income (loss)	—	(26,998)	3,607	(23,391)
Cash distributions	—	(72,902)	(4,610)	(77,512)
Unit distributions paid in kind	204,804	(5,820)	—	(5,820)
December 31, 2015	32,108,782	204,231	480	204,711
Issuance of common units	5,536,560	99,354	—	99,354
Common unit awards under incentive plans	12,067	1,147	—	1,147
Net income (loss)	—	(32,499)	2,016	(30,483)
Cash distributions	—	(74,754)	(4,410)	(79,164)
Unit distributions paid in kind	206,087	(5,211)	—	(5,211)
December 31, 2016	37,863,496	192,268	(1,914)	190,354
Issuance of common units	—	744	—	744
Common unit awards under incentive plans	16,098	1,045	—	1,045
Net income (loss)	—	(74,376)	(782)	(75,158)
Cash distributions	—	(24,282)	(263)	(24,545)
Unit distributions paid in kind	78,342	(744)	—	(744)
December 31, 2017	37,957,936	$94,655	$(2,959)	$91,696
See Accompanying Notes to Consolidated Financial Statements.

STONEMOR PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net loss	$(75,158)	$(30,483)	$(23,391)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	10,525	9,581	13,103
Depreciation and amortization	13,183	12,899	12,803
Provision for cancellations	6,244	10,681	9,430
Non-cash compensation expense	1,045	1,147	1,516
Non-cash interest expense	4,479	4,430	2,949
Gain on acquisitions and divestitures	(858)	(2,614)	(1,540)
Loss on early extinguishment of debt	—	1,234	—
Loss on goodwill impairment	45,574	—	—
Other losses, net	1,843	1,947	296
Changes in assets and liabilities:
Accounts receivable, net of allowance	(17,074)	(22,816)	(18,303)
Merchandise trust fund	46,695	(17,101)	(44,640)
Other assets	1,410	(562)	(4,216)
Deferred selling and obtaining costs	(9,508)	(10,775)	(13,052)
Deferred revenues	(9,049)	54,135	66,673
Deferred taxes, net	(10,439)	743	(18)
Payables and other liabilities	6,064	10,321	2,452
Net cash provided by operating activities	14,976	22,767	4,062
Cash Flows From Investing Activities:
Cash paid for capital expenditures	(10,789)	(11,382)	(15,339)
Cash paid for acquisitions	—	(10,550)	(18,800)
Proceeds from divestitures	1,241	—	—
Proceeds from asset sales	627	2,803	—
Net cash used in investing activities	(8,921)	(19,129)	(34,139)
Cash Flows From Financing Activities:
Cash distributions	(24,545)	(79,164)	(77,512)
Proceeds from borrowings	103,292	229,595	148,295
Repayments of debt	(88,951)	(243,984)	(111,034)
Proceeds from issuance of common units, net of costs	—	94,314	75,156
Cost of financing activities	(1,600)	(6,982)	(76)
Net cash provided by (used in) financing activities	(11,804)	(6,221)	34,829
Net increase (decrease) in cash and cash equivalents	(5,749)	(2,583)	4,752
Cash and cash equivalents—Beginning of period	12,570	15,153	10,401
Cash and cash equivalents—End of period	$6,821	$12,570	$15,153
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$22,901	$20,124	$19,352
Cash paid during the period for income taxes	$2,756	$2,875	$4,294
Non-cash investing and financing activities:
Acquisition of assets by financing	$2,705	$3,829	$874
Acquisition of assets by assumption of directly related liability	$—	$—	$876
Classification of assets as held for sale	$1,016	$—	$—
See Accompanying Notes to Consolidated Financial Statements.

STONEMOR PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL
Nature of Operations
StoneMor Partners L.P. (the "Partnership") is a provider of funeral and cemetery products and services in the death care industry in the United States. As of December 31, 2017, the Partnership operated 316 cemeteries in 27 states and Puerto Rico, of which 285 are owned and 31 are operated under lease, management or operating agreements. The Partnership also owned and operated 93 funeral homes, including 44 located on the grounds of cemetery properties that we own, in 17 states and Puerto Rico.
Basis of Presentation
The consolidated financial statements included in this Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Principles of Consolidation
The consolidated financial statements include the accounts of each of the Partnership’s 100% owned subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Partnership has a variable interest and is the primary beneficiary. The Partnership operates 31 cemeteries under long-term lease, operating or management agreements. The operations of 16 of these managed cemeteries have been consolidated.
The Partnership operates 15 cemeteries under long-term leases and other agreements that do not qualify as acquisitions for accounting purposes. As a result, the Partnership did not consolidate all of the existing assets and liabilities related to these cemeteries. The Partnership has consolidated the existing assets and liabilities of the merchandise and perpetual care trusts associated with these cemeteries as variable interest entities since the Partnership controls and receives the benefits and absorbs any losses from operating these trusts. Under the long-term leases, and other agreements associated with these properties, which are subject to certain termination provisions, the Partnership is the exclusive operator of these cemeteries and earns revenues related to sales of merchandise, services and interment rights, and incurs expenses related to such sales, including the maintenance and upkeep of these cemeteries. Upon termination of these agreements, the Partnership will retain all of the benefits and related contractual obligations incurred from sales generated during the agreement period. The Partnership has also recognized the existing customer contract-related performance obligations that it assumed as part of these agreements.
Total revenues derived from the cemeteries under these agreements totaled approximately $59.0 million, $57.0 million and $53.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Uses and Sources of Liquidity
The Partnership’s primary sources of liquidity are cash generated from operations, borrowings under its revolving credit facility and capital raised through the issuance of additional limited partner units. As an MLP, the Partnership's primary cash requirements, in addition to normal operating expenses, are for capital expenditures, net contributions to the merchandise and perpetual care trust funds, debt service and cash distributions. In general, as part of its operating strategy, the Partnership expects to fund:

•	working capital deficits through cash generated from operations and additional borrowings;

•
expansion capital expenditures, net contributions to the merchandise and perpetual care trust funds and debt service obligations through available cash, cash generated from operations, additional borrowings, the issuance of additional limited partner units or asset sales. Amounts contributed to the merchandise trust funds will be withdrawn at the time of the delivery of the product or service sold to which the contribution relates (see "Summary of Significant Accounting Policies" section below regarding revenue recognition), which will reduce the amount of additional borrowings, issuance of additional limited partner units or asset sales needed; and

•
any cash distributions the Partnership is permitted and determines to pay in accordance with its partnership agreement and maintenance capital expenditures through available cash and cash flows from operating activities.

While the Partnership relies heavily on its cash flows from operating activities, borrowings under its credit facility and the issuance of additional limited partner units to execute its operational strategy and meet its financial commitments and other short-term financial needs, the Partnership cannot be certain that sufficient capital will be generated through operations or available to the Partnership to the extent required and on acceptable terms. Moreover, although the Partnership's cash flows from operating activities have been positive, the Partnership has experienced negative financial trends which, when considered in the aggregate, raise substantial doubt about the Partnership’s ability to continue as a going concern. These negative financial trends include:

•
net losses from operations due to an increased competitive environment, a decrease in the size of the Partnership's sales force in 2016 (which negatively impacted the Partnership's production and billing activity in 2016 and 2017), an increase in professional fees and compliance costs associated with the restatement of the Partnership's historical financial statements and an increase in consulting fees associated with the Partnership's planned adoption of the Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers;

•
a decline in billings coupled with the increase in professional, compliance and consulting expenses, tightened the Partnership's liquidity position and increased reliance on long-term financial obligations, which in turn limited the Partnership's ability to pay distributions;

•	a goodwill impairment charge of $45.6 million during the fourth quarter of 2017; and

•
the Partnership's failure to comply with certain debt covenants required by the Partnership’s credit facility due to the Partnership's inability to complete timely filings of its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, as well as exceeding of the maximum consolidated leverage ratio financial covenant for the quarters ended December 31, 2017 and March 31, 2018. As further disclosed in the credit facility subsection in Note 9, these failures constituted defaults that the Partnership's lenders agreed to waive.

During 2017 and to date in 2018, the Partnership has implemented (and will continue to implement) various actions to improve profitability and cash flows to fund operations. When considered in the aggregate, the Partnership believes these actions will alleviate substantial doubt about the Partnership’s ability to continue as a going concern over the next twelve-month period. A summary of these actions is as follows:

•	continue to manage recurring operating expenses and seek to limit non-recurring operating expenses over the next twelve-month period;

•	complete sales of certain assets and businesses to provide supplemental liquidity as disclosed in the Assets Held for Sale section below and pursuant to the Sixth Amendment; and

•
for the reasons disclosed above, the Partnership was not in compliance with certain of its amended credit facility covenants as of December 31, 2017 and March 31, 2018. These failures constituted defaults that the lenders agreed to waive pursuant to the Sixth Amendment and Waiver and Seventh Amendment and Waiver to the Partnership's credit facility on June 12, 2018 and July 13, 2018, respectively, as disclosed in the credit facility subsection in Note 9. Moreover, based on the Partnership's forecasted operating performance, cash flows and projected plans to file financial statements on a timely basis consistent with the debt covenants, the Partnership does not believe it is probable that the Partnership will further breach the covenants under its amended credit facility for the next twelve-month period. However, there is no certainty that the Partnership's actual operating performance and cash flows will not be substantially different from forecasted results, and no certainty the Partnership will not need further amendments to its credit facility in the future. Factors that could impact the significant assumptions used by the Partnership in assessing its ability to satisfy its financial covenants include the following:

•	operating performance not meeting reasonably expected forecasts;

•	failing to attract and retain qualified sales personnel and management;

•	investments in the Partnership's trust funds experiencing significant declines due to factors outside its control;

•	being unable to compete successfully with other cemeteries and funeral homes in the Partnership's markets;

•	the number of deaths in the Partnership's markets declining; and

•	the mix of funeral and cemetery revenues between burials and cremations.

If the Partnership's planned and implemented actions are not realized and the Partnership fails to improve its operating performance and cash flows, or the Partnership is not able to comply with the covenants under its amended credit facility, the Partnership may be forced to limit its business activities, implement further modifications to its operations, further amend its credit facility and/or seek other sources of capital, and the Partnership may be unable to continue as a going concern. Additionally, a failure to generate additional liquidity could negatively impact the Partnership's access to inventory or services that are important to the operation of the Partnership's business. Moreover, the Partnership's ability to declare or pay future distributions may be impacted. Given the Partnership's level of cash and cash equivalents, to preserve capital resources and liquidity, the Board of Directors of the General Partner concluded that it was not in the best interest of unitholders to pay distributions to unitholders after the first quarter of 2017. In addition, the Partnership's revolving credit facility prohibits the Partnership from making distributions to unitholders unless the Partnership has at least $25.0 million of availability under that facility and the Partnership satisfies certain leverage ratios. Any of these events may have a material adverse effect on the Partnership's results of operations and financial condition. The consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments that might result from the outcome of these uncertainties.
Summary of Significant Accounting Policies
Use of Estimates
The preparation of the Partnership’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expense during the reporting periods. The Partnership’s consolidated financial statements are based on a number of significant estimates, including revenue and expense accruals, depreciation and amortization, merchandise trust and perpetual care trust asset valuation, allowance for cancellations, unit-based compensation, deferred revenues, deferred merchandise trust investment earnings, deferred selling and obtaining costs, assets and liabilities obtained through business combinations, income taxes, hurricane-related losses and goodwill including any interim assessment for impairment. As a result, actual results could differ from those estimates.
Cash and Cash Equivalents
The Partnership considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents.
Accounts Receivable, Net of Allowance
The Partnership sells pre-need cemetery contracts whereby the customer enters into arrangements for future merchandise and services prior to the time of need. These sales are usually made using interest-bearing installment contracts not to exceed 60 months. The interest income is recorded as revenue when the interest amount is considered realizable and collectible, which typically coincides with cash payment. Interest income is not recognized until payments are collected in accordance with the contract. At the time of a pre-need sale, the Partnership records an account receivable in an amount equal to the total contract value less unearned finance income and any cash deposit paid, net of an estimated allowance for customer cancellations. The Partnership recognizes an allowance for cancellation of these receivables based upon its historical experience, which is recorded as a reduction in accounts receivable and a corresponding offset to deferred revenues. The Partnership recognizes an allowance for cancellation of receivables related to recognized contracts as an offset to revenue.
Management evaluates customer receivables for impairment based upon its historical experience, including the age of the receivables and the customers’ payment histories. Since the Partnership’s receivables primarily relate to pre-need sales, the Partnership has generally not performed the related service or fulfilled all of its obligations for the related merchandise, and accordingly limited risk of loss exists regarding accounts receivable.
Historically we analyzed our contract cancellations on a consolidated basis. Based on accounts receivable collection and contract cancellation analyses performed at the individual cemetery and funeral home level, we had a change in estimate regarding our allowance for contract cancellations as of December 31, 2017. This change resulted in an increase of $6.5 million in total revenues for the year ended December 31, 2017.

Assets Held for Sale
We classify our assets or entities as held for sale in the period in which all of the following criteria are met:

•	management, having the authority to approve the action, commits to a plan to sell the asset or entity;

•	the asset or entity is available for immediate sale in its present condition;

•	an active program to locate a buyer and other actions required to complete the plan to sell have been initiated;

•	the sale is probable and transfer is expected to be completed within one year;

•	the asset or entity is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
When the disposals of an entity or components of an entity that are classified as held for sale represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results, we account for such disposals as discontinued operations. Otherwise, when the held for sale criteria is met but the disposal does not meet the criteria to be treated as discontinued operations, the assets or disposal group are reclassified from the corresponding balance sheet line items to held for sale. Assets classified as held for sale are carried at the lower of cost or market, with any gain or loss recorded in "Other losses, net" in the condensed consolidated statement of operations.
The Partnership classified certain assets of two cemeteries and three funeral homes as held for sale at December 31, 2017 and no assets at December 31, 2016. The contributions of revenues and earnings by these assets in 2017 were not material. Assets held for sale consisted of the following at the date indicated (in thousands):

December 31, 2017
Cemetery property	$128
Buildings and improvements	718
Funeral home land	170
Assets held for sale	$1,016
The Partnership recorded a loss on impairment of $1.0 million in "Other losses, net" in 2017, because the net book value of the assets of two of these funeral home properties exceeded their estimated fair value.
In addition, for those assets that do not currently meet the classification as discontinued operations or held for sale but where, as a result of strategic discussions with third parties, information is identified that an asset may be impaired, an interim assessment of impairment is performed to determine whether the carrying value is impaired. During 2017, the Partnership conducted an interim assessment with regards to certain assets held for use of two funeral homes with net book value of $0.9 million and recognized a loss on impairment of $0.4 million in "Other losses, net" on the consolidated statement of operations during the year ended December 31, 2017, resulting in an updated net book value of $0.5 million.
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
Merchandise Trusts
Pursuant to state law, a portion of the proceeds from pre-need sales of merchandise and services is put into trust (the "merchandise trust") until such time that the Partnership meets the requirements for releasing trust principal, which is generally delivery of merchandise or performance of services. All investment earnings generated by the assets in the merchandise trusts (including realized gains and losses) are deferred until the associated merchandise is delivered or the services are performed (see Note 6).
Perpetual Care Trusts
Pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. The perpetual care trust principal does not belong to the Partnership and must remain in this trust in perpetuity, while interest and dividends may be released and used to defray cemetery maintenance costs, which are expensed as incurred. The Partnership consolidates the trust into its financial statements because the trust is considered a variable interest entity for which the Partnership is the primary beneficiary. Earnings from the perpetual care trusts are recognized in current cemetery revenues (see Note 7).
Fair Value Measurements
The Partnership measures the available-for-sale securities held by its merchandise and perpetual care trusts at fair value on a recurring basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership utilizes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:

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
The categorization of the asset or liability within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. For additional disclosures for all of our available-for-sale securities, see Note 6 and Note 7.
Inventories
Inventories are classified within other current assets on the Partnership’s consolidated balance sheet and include cemetery and funeral home merchandise valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis using a first-in, first-out method. Inventories were approximately $12.1 million and $12.4 million at December 31, 2017 and 2016, respectively.
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
Goodwill
The Partnership tests goodwill for impairment at least annually or if impairment indicators arise by comparing its reporting units’ estimated fair values to carrying values. Because quoted market prices for the reporting units are not available, the Partnership’s management must apply judgment in determining the estimated fair value of these reporting units.
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
In the fourth quarter of 2017, the Partnership early adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, impairment is defined as the amount by which the carrying value of the reporting unit exceeds its fair value, up to the total amount of goodwill.
Intangible Assets
The Partnership has other acquired intangible assets, most of which have been recognized as a result of acquisitions and long-term lease, management and operating agreements. The Partnership amortizes these intangible assets over their estimated useful lives and periodically tests them for impairment.

Accounts Payable and Accrued Liabilities
The Partnership records liabilities for expenses incurred related to the current period in accounts payable and accrued liabilities on the Partnership’s consolidated balance sheet. At December 31, 2017 and 2016, accounts payable and accrued liabilities was comprised of accounts payable of $18.5 million and $17.2 million, respectively, accrued expenses of $15.9 million and $9.5 million, respectively, benefits and payroll liabilities of $5.7 million and $6.6 million, respectively, and tax liabilities of $2.9 million and $2.2 million, respectively. The $6.4 million increase in accrued expenses related to increased legal and insurance-related expenses.
Deferred Revenues
Revenues from the sale of services and merchandise as well as any investment income from the merchandise trusts is deferred until such time that the services are performed or the merchandise is delivered.
In addition to amounts deferred on new contracts and investment income and unrealized gains on our merchandise trusts, deferred revenues include deferred revenues from pre-need sales that were entered into by entities prior to the Partnership’s acquisition of those entities or the assets of those entities. The Partnership provides for a profit margin for these deferred revenues to account for the projected future costs of delivering products and providing services on pre-need contracts that the Partnership acquired through acquisition. These revenues and their associated costs are recognized when the related merchandise is delivered or services are performed and are presented on a gross basis on the consolidated statements of operations.
Cemetery Merchandise and Services Sales
The Partnership sells its merchandise and services on both a pre-need and at-need basis. Sales of at-need cemetery services and merchandise are recognized as revenue when the service is performed or merchandise is delivered.
Pre-need sales are usually made on an installment contract basis for a period not to exceed 60 months, with payments of principal and interest required. For those contracts that do not bear a market rate of interest, the Partnership imputes such interest based upon the prime rate plus 150 basis points, which resulted in a rate of 5.00% for contracts entered into during the three years ended December 31, 2017, in order to segregate the principal and interest component of the total contract value.
At the time of a pre-need sale, the Partnership records an account receivable in an amount equal to the total contract value less unearned finance income and any cash deposit paid, net of an estimated allowance for customer cancellations. The revenue from both the sales and interest component is deferred. Interest revenue is recognized utilizing the effective interest method.
The allowance for customer cancellations is established based on management’s estimates of expected cancellations and historical experiences. Revenue from the sale of burial lots and constructed mausoleum crypts is deferred until such time that 10% of the sales price has been collected, at which time it is fully earned. Revenues from the sale of unconstructed mausoleums are recognized using the percentage-of-completion method of accounting, while revenues from cemetery merchandise and services are recognized once such merchandise is delivered (title has transferred to the customer and the merchandise is either installed or stored, at the direction of the customer, at the vendor’s warehouse or a third-party warehouse at no additional cost to us) or services are performed. Cash retained related to cancellations is recognized as revenue at the time of the cancellation.
The cost of goods sold related to merchandise and services reflects the actual cost of purchasing products and performing services and the value of cemetery property depleted through the recognized sales of interment rights. The costs related to the sales of lots and crypts are determined systematically using a specific identification method under which the total value of the underlying cemetery property and the spaces available to be sold at the location are used to determine the cost per space.
The Partnership defers certain pre-need cemetery and prearranged funeral direct obtaining costs that vary with and are primarily related to the acquisition of new pre-need cemetery and prearranged funeral business. Such costs are expensed as revenues are recognized. Advertising costs are primarily expensed as incurred and included within "Selling expense" on the consolidated statement of operations.

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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law. The Tax Act makes broad and complex changes to the U.S. tax code by, among other things, reducing the federal corporate income tax rate, creating a new limitation on deductible interest expense, creating bonus depreciation that will allow for full expensing on qualified property, changing the lives of post-2017 net operating loss carryovers and imposing limitations on deductibility of certain executive compensation.
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

The following is a reconciliation of net income (loss) allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net loss	$(75,158)	$(30,483)	$(23,391)
Less: Incentive distribution right (“IDR”) payments to general partner	—	2,387	3,961
Net loss to allocate to general and limited partners	(75,158)	(32,870)	(27,352)
General partner’s interest excluding IDRs	(782)	(371)	(354)
Net loss attributable to common limited partners	$(74,376)	$(32,499)	$(26,998)
Diluted net income (loss) attributable to common limited partners per unit is calculated by dividing net income (loss) attributable to common limited partners, less income allocable to participating securities, by the sum of the weighted average number of common limited partner units outstanding and the dilutive effect of unit awards, as calculated by the treasury stock or if converted methods, as applicable. These awards consist of common units that are contingently issuable upon the satisfaction of certain vesting conditions and common units issuable upon the exercise of certain unit appreciation rights awards under the terms of the Partnership’s long-term incentive plans (see Note 12).
The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Years Ended December 31,
	2017	2016	2015
Weighted average number of common limited partner units—basic	37,948	34,602	30,472
Add effect of dilutive incentive awards (1)	—	—	—
Weighted average number of common limited partner units—diluted	37,948	34,602	30,472
______________________

(1)
The diluted weighted average number of limited partners’ units outstanding presented on the consolidated statement of operations does not include 289,937 units, 304,494 units and 282,093 units for the years ended December 31, 2017, 2016 and 2015, respectively, as their effects would be anti-dilutive.

Recently Issued Accounting Standard Updates - Adopted in the Current Period
In the first quarter of 2017, the FASB issued Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350) ("ASU 2017-04") which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, impairment is defined as the amount by which the carrying value of the reporting unit exceeds its fair value, up to the total amount of goodwill. The standard is effective for annual or any interim impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Because this new standard simplifies the goodwill impairment test, the Partnership elected to early adopt ASU 2017-04 prospectively, effective for the annual goodwill impairment test performed for the year ended December 31, 2017. Refer to Note 8 for discussion of the adoption of ASU 2017-04.

Recently Issued Accounting Standard Updates - Not Yet Effective as of December 31, 2017
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and in most industry-specific topics. In connection with this new standard, the FASB has issued several amendments to ASU 2014-09 to provide additional clarification and implementation instructions relating to (i) principal versus agent considerations, (ii) identifying performance obligations and licensing, (iii) narrow-scope improvements and practical expedients and (iv) technical corrections and improvements. The new guidance in ASU 2014-09, as well as all amendments discussed above, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The new guidance permits two methods of adoption, full retrospective or modified retrospective.
The new guidance identifies how and when entities should recognize revenue. The new rules establish a core principle requiring the recognition of revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. The new standard will also result in enhanced revenue related disclosures around the nature, amount, timing and uncertainty of revenue arising with contracts with customers.
Management has developed an implementation plan which included establishing a steering committee, conducting a detailed review of customer contracts in order to identify the adjustments to current accounting policies and business processes and assessing the impact that the adoption will have on systems and controls necessary to support recognition and disclosure under the new guidance. Management continues to monitor modifications, clarifications and interpretations issued by the FASB.
The adoption of ASC 606 is expected to impact the timing of revenue recognition, including the recognition of nonrefundable upfront fees. Additionally, for certain cancellable pre-need sales with undelivered performance obligations, the Partnership will present the accounts receivable net of the deferred revenue on its Consolidated Balance Sheets. Management expects that the standard will have an impact on financial reporting disclosures due to the enhanced requirements and also impact internal control over financial reporting.
The Partnership has adopted the standard for our fiscal year beginning January 1, 2018, using the modified retrospective approach, which recognizes the cumulative effect of the adoption on that date. The Partnership elected to apply the modified retrospective method to contracts that are not complete as of the date of initial application. The Partnership is in the process of finalizing its assessment of the cumulative-effect adjustment of initially applying the new revenue standard.
In the first quarter of 2016, the FASB issued Update No. 2016-01, Financial Instruments (Subtopic 825-10) ("ASU 2016-01"). The core principle of ASU 2016-01 is that all equity investments should be measured at fair value with changes in the fair value recognized through net income. The amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application was not permitted for the key aspects of the amendment. The Partnership has adopted the requirements of ASU 2016-01 for our fiscal year beginning January 1, 2018, and expects the adoption will not have a material impact on its financial position, results of operations and related disclosures.
In the first quarter of 2016, the FASB issued Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The core principle of ASU 2016-02 is that all leases create an asset and a liability for lessees and recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. The amendment is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Partnership plans to adopt the requirements of ASU 2016-02 upon its effective date of January 1, 2019, and is evaluating the potential impact of the adoption on its financial position, results of operations and related disclosures.
In the second quarter of 2016, the FASB issued Update No. 2016-13, Credit Losses (Topic 326) ("ASU 2016-13"). The core principle of ASU 2016-13 is that all assets measured at amortized cost basis should be presented at the net amount expected to be collected using historical experience, current conditions and reasonable and supportable forecasts as a basis for credit loss estimates, instead of the probable initial recognition threshold used under current GAAP. The amendment is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early application is permitted. The Partnership plans to adopt the requirements of ASU 2016-13 upon its effective date of January 1, 2020, and is evaluating the potential impact of the adoption on its financial position, results of operations and related disclosures.

In the third quarter of 2016, the FASB issued Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). The core principle of ASU 2016-15 is to provide cash flow statement classification guidance. The amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. The Partnership has adopted the requirements of ASU 2016-15 for our fiscal year beginning January 1, 2018, and expects the adoption will not have a material impact on its financial position, results of operations and related disclosures.
In the first quarter of 2017, the FASB issued Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Partnership will apply this guidance toward future transactions.

2.	ACQUISITIONS
2017 Acquisitions
The Partnership did not complete any acquisitions during the year ended December 31, 2017.
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
The Partnership recorded goodwill of $1.1 million in the Funeral Home Operations reporting segment for the properties acquired in 2016. The third quarter acquisition resulted in the recognition of a gain of $2.8 million. This gain was recorded within the consolidated statement of operations. Goodwill associated with the Funeral Home Operations reporting unit was subsequently written off in 2017 as part of our annual goodwill impairment analysis as described in Note 8.

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
Certain provisional amounts pertaining to the 2015 acquisitions were adjusted in the second, third and fourth quarters of 2016 as the Partnership obtained additional information related to three of the acquisitions. The changes resulted in an adjustment to the gains on acquisition originally recognized during the year ended December 31, 2015, reducing the gain by $0.5 million via a loss recognized in the year ended December 31, 2016 in accordance with GAAP. The Partnership recorded goodwill of $0.7 million and $9.8 million in the Cemetery Operations and Funeral Home Operations reporting segments, respectively, with regard to the properties acquired during the year ended December 31, 2015. The original gains and related adjustments pertaining to the 2015 acquisitions were recorded within the consolidated statement of operations.

The following table presents pro forma revenues, net income (loss) and basic and diluted net income (loss) per unit for the Partnership as if the acquisitions consummated during the years ended December 31, 2016 and 2015, including the related financings, had occurred the first day of the year preceding the acquisition dates. The Partnership prepared these pro forma unaudited financial results for comparative purposes only. The results may not be indicative of the results that would have occurred if the acquisitions consummated during the years ended December 31, 2016 and 2015 and the related financings had occurred the first day of the year preceding the acquisition dates or the results that will be attained in future periods (in thousands, except per unit data):

	Years Ended December 31,
	2016	2015
Revenue	$328,538	$324,253
Net loss	(34,346)	(24,199)
Net loss per limited partner unit (basic and diluted)	$(1.04)	$(0.91)
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

3.	ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
Long-term accounts receivable, net, consisted of the following at the dates indicated (in thousands):

	December 31,
	2017	2016
Customer receivables	$225,380	$223,326
Unearned finance income	(20,534)	(21,034)
Allowance for contract cancellations	(19,795)	(26,153)
Accounts receivable, net of allowance	185,051	176,139
Less: Current portion, net of allowance	79,116	77,253
Long-term portion, net of allowance	$105,935	$98,886
Activity in the allowance for contract cancellations was as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Balance, beginning of period	$26,153	$23,985	$22,138
Provision for cancellations	6,244	10,681	9,430
Cancellations	(12,602)	(8,513)	(7,583)
Balance, end of period	$19,795	$26,153	$23,985
The allowance for contract cancellations includes $12.9 million, $17.4 million and $15.6 million related to deferred revenues as of December 31, 2017, 2016, and 2015, respectively.

4.	CEMETERY PROPERTY
Cemetery property consisted of the following at the dates indicated (in thousands):

	December 31,
	2017	2016
Cemetery land	$256,856	$257,914
Mausoleum crypts and lawn crypts	76,548	79,401
Cemetery property	$333,404	$337,315
Due to the hurricanes in Florida and Puerto Rico during September 2017, the Partnership incurred damages at certain locations of $0.8 million.

5.	PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at the dates indicated (in thousands):

	December 31,
	2017	2016
Buildings and improvements	$125,337	$125,442
Furniture and equipment	57,514	56,408
Funeral home land	14,185	11,527
Property and equipment, gross	197,036	193,377
Less: Accumulated depreciation	(82,946)	(75,096)
Property and equipment, net of accumulated depreciation	$114,090	$118,281
Depreciation expense was $10.9 million, $10.6 million and $10.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

6.	MERCHANDISE TRUSTS
At December 31, 2017 and 2016, the Partnership’s merchandise trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds.
All of these investments are classified as Available for Sale and accordingly, all of the assets are carried at fair value. All of these investments subject to the fair value hierarchy (see Note 1) are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 14. There were no Level 3 assets.
The merchandise trusts are variable interest entities for which the Partnership is the primary beneficiary. The assets held in the merchandise trusts are required to be used to purchase the merchandise and provide the services to which they relate. If the value of these assets falls below the cost of purchasing such merchandise and providing such services, the Partnership may be required to fund this shortfall.
The Partnership included $9.1 million and $8.6 million of investments held in trust by the West Virginia Funeral Directors Association at December 31, 2017 and December 31, 2016, respectively in its merchandise trust assets. As required by law, the Partnership deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recognized at their account value, which approximates fair value.

A reconciliation of the Partnership’s merchandise trust activities for the years ended December 31, 2017 and 2016 is presented below (in thousands):

	Years Ended December 31,
	2017	2016
Balance—beginning of period	$507,079	$472,368
Contributions	59,983	67,526
Distributions	(81,634)	(70,277)
Interest and dividends	24,762	23,977
Capital gain distributions	1,149	2,069
Realized gains and losses, net	17,762	9,428
Other than temporary impairment	—	(25,900)
Taxes	(1,272)	(1,747)
Fees	(3,095)	(3,051)
Unrealized change in fair value	(9,278)	32,686
Balance—end of period	$515,456	$507,079
During the years ended December 31, 2017 and 2016, purchases of available for sale securities were approximately $374.5 million and $125.6 million, respectively. During the years ended December 31, 2017 and 2016, sales, maturities and paydowns of available for sale securities were approximately $368.1 million and $94.2 million, respectively. Cash flows from pre-need contracts are presented as operating cash flows in our consolidated statement of cash flows.
The cost and market value associated with the assets held in the merchandise trusts as of December 31, 2017 and 2016 were as follows (in thousands):

December 31, 2017	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$10,421	$—	$—	$10,421
Fixed maturities:
U.S. governmental securities	2	196	1	(65)	132
Corporate debt securities	2	1,204	52	(242)	1,014
Total fixed maturities		1,400	53	(307)	1,146
Mutual funds—debt securities	1	222,450	1,522	(1,211)	222,761
Mutual funds—equity securities	1	71,500	2,399	(6,292)	67,607
Other investment funds (1)		171,044	522	(401)	171,165
Equity securities	1	21,808	2,715	(277)	24,246
Other invested assets	2	9,013	—	—	9,013
Total investments		$507,636	$7,211	$(8,488)	$506,359
West Virginia Trust Receivable		9,097	—	—	9,097
Total		$516,733	$7,211	$(8,488)	$515,456
______________________

(1)
Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds which have redemption periods ranging from 1 to 90 days, and private credit funds, which have lockup periods of 4 to 8 years with two potential one year extensions at the discretion of the funds’ general partners. As of December 31, 2017, there were $52.1 million in unfunded commitments to the private credit funds, which are callable at any time.

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
______________________

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

The contractual maturities of debt securities as of December 31, 2017 and 2016 were as follows below (in thousands):

December 31, 2017	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$78	$54	$—
Corporate debt securities	76	801	125	11
Total fixed maturities	$76	$879	$179	$11

December 31, 2016	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$5	$48	$77	$—
Corporate debt securities	114	5,404	845	15
Total fixed maturities	$119	$5,452	$922	$15

Temporary Declines in Fair Value
The Partnership evaluates declines in fair value below cost for each asset held in the merchandise trusts on a quarterly basis.
An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the merchandise trusts as of December 31, 2017 and 2016 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$112	$65	$112	$65
Corporate debt securities	150	50	361	192	511	242
Total fixed maturities	150	50	473	257	623	307
Mutual funds—debt securities	102,526	912	1,462	299	103,988	1,211
Mutual funds—equity securities	51,196	6,292	—	—	51,196	6,292
Other investment funds	48,140	401	—	—	48,140	401
Equity securities	2,906	255	390	22	3,296	277
Total	$204,918	$7,910	$2,325	$578	$207,243	$8,488

	Less than 12 months		12 months or more		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$87	$44	$87	$44
Corporate debt securities	556	6	871	196	1,427	202
Total fixed maturities	556	6	958	240	1,514	246
Mutual funds—debt securities	6,040	61	754	35	6,794	96
Mutual funds—equity securities	7,475	357	2,578	176	10,053	533
Other investment funds	37,357	387	—	—	37,357	387
Equity securities	1,292	89	413	103	1,705	192
Total	$52,720	$900	$4,703	$554	$57,423	$1,454
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
Other-Than-Temporary Impairment of Trust Assets
The Partnership assesses its merchandise trust assets for other-than-temporary declines in fair value on a quarterly basis. During the year ended December 31, 2017, the Partnership determined that there were no securities with impairment considered to be other-than-temporary. During the year ended December 31, 2016, the Partnership determined that there were 121 securities with an aggregate cost basis of approximately $265.9 million and an aggregate fair value of approximately $240.0 million, resulting in an impairment of $25.9 million, with such impairment considered to be other-than-temporary. Accordingly, the Partnership adjusted the cost basis of these assets to their fair value, with a corresponding adjustment to deferred revenue, on the consolidated balance sheet. This adjustment to deferred revenue will be reflected within the Partnership’s consolidated statement of operations in future periods as the underlying merchandise is delivered or the underlying service is performed.

7.	PERPETUAL CARE TRUSTS
At December 31, 2017 and 2016, the Partnership’s perpetual care trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds.
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
A reconciliation of the Partnership’s perpetual care trust activities for the years ended December 31, 2017 and 2016 is presented below (in thousands):

	Years Ended December 31,
	2017	2016
Balance—beginning of period	$333,780	$307,804
Contributions	9,505	15,701
Distributions	(17,491)	(17,007)
Interest and dividends	17,978	18,418
Capital gain distributions	708	1,400
Realized gains and losses, net	1,061	(859)
Other than temporary impairment	—	(4,000)
Taxes	(252)	(82)
Fees	(2,280)	(2,125)
Unrealized change in fair value	(3,081)	14,530
Balance—end of period	$339,928	$333,780
During the years ended December 31, 2017 and 2016, purchases of available for sale securities were approximately $86.0 million and $266.2 million, respectively. During the years ended December 31, 2017 and 2016, sales, maturities and paydowns of available for sale securities were approximately $69.2 million and $231.5 million, respectively. Cash flows from perpetual care trust related contracts are presented as operating cash flows in our consolidated statement of cash flows.

The cost and market value associated with the assets held in the perpetual care trusts as of December 31, 2017 and 2016 were as follows (in thousands):

December 31, 2017	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$9,456	$—	$—	$9,456
Fixed maturities:
U.S. governmental securities	2	506	4	(46)	464
Corporate debt securities	2	5,365	148	(191)	5,322
Total fixed maturities		5,871	152	(237)	5,786
Mutual funds—debt securities	1	141,511	1,974	(712)	142,773
Mutual funds—equity securities	1	32,707	1,757	(1,771)	32,693
Other investment funds (1)		124,722	2,630	(533)	126,819
Equity securities	1	22,076	1,648	(1,570)	22,154
Other invested assets	2	247	—	—	247
Total investments		$336,590	$8,161	$(4,823)	$339,928
______________________

(1)
Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 90 days, and private credit funds, which have lockup periods ranging from four to ten years with three potential one year extensions at the discretion of the funds’ general partners. As of December 31, 2017 there were $92.2 million in unfunded commitments to the private credit funds, which are callable at any time.

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
______________________

(1)
Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 30 to 90 days, and private credit funds, which have lockup periods ranging from six to ten years with three potential one year extensions at the discretion of the funds’ general partners. As of December 31, 2016 there were $45.1 million in unfunded commitments to the private credit funds, which are callable at any time.

The contractual maturities of debt securities as of December 31, 2017 and 2016, were as follows below (in thousands):

December 31, 2017	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities		$263	$163	$38
Corporate debt securities	708	4,280	338	97
Total fixed maturities	$708	$4,543	$501	$135

December 31, 2016	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$110	$99	$219	$46
Corporate debt securities	340	10,865	1,545	76
Total fixed maturities	$450	$10,964	$1,764	$122
Temporary Declines in Fair Value
The Partnership evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.
An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the perpetual care trusts as of December 31, 2017 and 2016 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$399	$46	$399	$46
Corporate debt securities	994	20	2,271	171	3,265	191
Total fixed maturities	994	20	2,670	217	3,664	237
Mutual funds—debt securities	37,090	289	12,793	423	49,883	712
Mutual funds—equity securities	16,668	1,754	36	17	16,704	1,771
Other investment funds	42,606	533	—	—	42,606	533
Equity securities	9,516	1,510	112	60	9,628	1,570
Total	$106,874	$4,106	$15,611	$717	$122,485	$4,823

	Less than 12 months		12 months or more		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$283	$23	$283	$23
Corporate debt securities	747	10	2,980	142	3,727	152
Total fixed maturities	747	10	3,263	165	4,010	175
Mutual funds—debt securities	24,026	620	1,908	49	25,934	669
Mutual funds—equity securities	3,836	16	452	10	4,288	26
Other investment funds	37,577	622	—	—	37,577	622
Equity securities	4,532	409	145	23	4,677	432
Total	$70,718	$1,677	$5,768	$247	$76,486	$1,924
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

Other-Than-Temporary Impairment of Trust Assets
The Partnership assesses its perpetual care trust assets for other-than-temporary declines in fair value on a quarterly basis. During the year ended December 31, 2017, the Partnership determined that there were no securities with impairment considered to be other-than-temporary. During the year ended December 31, 2016, the Partnership determined that there were 82 securities with an aggregate cost basis of approximately $66.2 million and an aggregate fair value of approximately $62.2 million, resulting in an impairment of $4.0 million, with such impairment considered to be other-than-temporary. Accordingly, the Partnership adjusted the cost basis of these assets to their current value and offset this change against the liability for perpetual care trust corpus.

8.	GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Partnership has recorded goodwill of approximately $24.9 million and $70.4 million as of December 31, 2017 and 2016, respectively. This amount represents the excess of the purchase price over the fair value of identifiable net assets acquired.
The changes in the carrying amounts of goodwill by reportable segment were as follows (in thousands):

	Cemetery Operations	Funeral Home Operations	Total
Balance at December 31, 2015	$25,320	$44,531	$69,851
Goodwill from acquisitions during 2015	(458)	(40)	(498)
Goodwill from acquisitions during 2016	—	1,083	1,083
Balance at December 31, 2016	24,862	45,574	70,436
Impairment of goodwill	—	(45,574)	(45,574)
Balance at December 31, 2017	$24,862	$—	$24,862
The Partnership adjusted preliminary amounts relating to 2015 acquisitions during the second and fourth quarters of 2016 as the Partnership obtained additional information. These updates resulted in a decrease in goodwill acquired from 2015 acquisitions.
The Partnership tests goodwill for impairment at each year end by comparing its reporting units’ estimated fair values to carrying values. The Partnership completed its annual goodwill impairment assessment as of December 31, 2017.  As a result of such assessment, management concluded that the carrying amount of the goodwill related to the Funeral Home Operations reporting unit was greater than its fair value. Based on the discounted cash flow method of the income approach to valuation, management and the audit committee determined the fair value of the Funeral Home Operations reporting unit and concluded that the goodwill was fully impaired. This impairment charge will not result in any current or future cash expenditures. Consideration was given within the valuation of the Funeral Home Operations reporting unit to the changes made during 2017 to the pre-need sales funding structure, erosion of market capitalization and achievability of the reporting unit's forecasted EBITDA margin relative to its historical operating performance.
The Partnership also completed its annual goodwill impairment assessment of its Cemetery Operations reporting unit and concluded that goodwill was not impaired. The Partnership will continue to evaluate the goodwill of its Cemetery Operations reporting unit at least annually or if impairment indicators arise.

Intangible Assets
The Partnership has intangible assets with finite lives recognized in connection with acquisitions and long-term lease, management and operating agreements. The Partnership amortizes these intangible assets over their estimated useful lives.
The following table reflects the components of intangible assets at December 31, 2017 and 2016 (in thousands):

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Lease and management agreements	$59,758	$(3,569)	$56,189	$59,758	$(2,573)	$57,185
Underlying contract value	6,239	(1,326)	4,913	6,239	(1,170)	5,069
Non-compete agreements	5,016	(4,156)	860	5,656	(3,956)	1,700
Other intangible assets	1,777	(495)	1,282	1,777	(293)	1,484
Total intangible assets	$72,790	$(9,546)	$63,244	$73,430	$(7,992)	$65,438
Amortization expense for intangible assets was $2.2 million, $2.3 million and $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The following is estimated amortization expense related to intangible assets with finite lives for the periods noted below (in thousands):

2018	$1,769
2019	$1,451
2020	$1,278
2021	$1,213
2022	$1,210

9.	LONG-TERM DEBT
Total debt consisted of the following at the dates indicated (in thousands):

	December 31,
	2017	2016
Credit facility	$153,423	$137,125
7.875% Senior Notes, due June 2021	173,098	172,623
Notes payable—acquisition debt	304	502
Notes payable—acquisition non-competes	378	928
Insurance and vehicle financing	1,280	1,807
Less deferred financing costs, net of accumulated amortization	(9,788)	(10,859)
Total debt	318,695	302,126
Less current maturities	(1,002)	(1,775)
Total long-term debt	$317,693	$300,351
Credit Facility
On August 4, 2016, StoneMor Operating LLC (the "Operating Company"), a 100% owned subsidiary of the Partnership, entered into a Credit Agreement (the "Original Credit Agreement") among each of the Subsidiaries of the Operating Company (together with the Operating Company, "Borrowers"), the Lenders identified therein, Capital One, National Association ("Capital One"), as Administrative Agent, Issuing Bank and Swingline Lender, Citizens Bank of Pennsylvania, as Syndication Agent, and TD Bank, N.A. and Raymond James Bank, N.A., as Co-Documentation Agents. In addition, on the same date, the Partnership, the Borrowers and Capital One, as Administrative Agent, entered into the Guaranty and Collateral Agreement (the "Guaranty Agreement," and together with the Credit Agreement, "New Agreements"). Capitalized terms which are not defined in the following description of the New Agreements shall have the meaning assigned to such terms in the New Agreements, as amended.

The New Agreements replaced the Partnership’s Fourth Amended and Restated Credit Agreement, as amended with Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer and other lenders party thereto (the "Prior Credit Agreement"), Second Amended and Restated Security Agreement, and Second Amended and Restated Pledge Agreement, each dated as of December 19, 2014. The Prior Credit Agreement provided for a revolving credit facility of $180.0 million, with borrowings classified as either acquisition draws or working capital draws, maturing on December 19, 2019. In connection with entering into the Credit Agreement in 2016, the Partnership incurred an extinguishment of debt charge of approximately $1.2 million recorded in "Loss on early extinguishment of debt".
On March 15, 2017, the Borrowers, Capital One, as Administrative Agent and acting in accordance with the written consent of the Required Lenders, entered into the First Amendment to Credit Agreement. Those parties subsequently entered into a Second Amendment and Limited Waiver on July 26, 2017, a Third Amendment and Limited Waiver effective as of August 15, 2017, a Fourth Amendment to Credit Agreement dated September 29, 2017 and a Fifth Amendment to Credit Agreement dated as of December 22, 2017 but effective as of September 29, 2017. We refer to the Original Credit Agreement, as amended, as the "Amended Credit Agreement." On June 12, 2018 and July 13, 2018, those parties also entered into a Sixth Amendment and Waiver to Credit Agreement and a Seventh Amendment and Waiver, respectively (the “2018 Amendments”). See Note 18 for a detailed discussion of the changes to the Amended Credit Agreement effected by the 2018 Amendments.
Prior to the 2018 Amendments, the Amended Credit Agreement provided for up to $200.0 million initial aggregate amount of Revolving Commitments, which could have been increased, from time to time, in minimum increments of $5.0 million so long as the aggregate amount of such increases does not exceed $100.0 million. The Operating Company may also request the issuance of Letters of Credit for up to $15.0 million in the aggregate, of which there were $7.5 million outstanding at December 31, 2017 and $6.8 million outstanding as of December 31, 2016. The Maturity Date under the Amended Credit Agreement is the earlier of (i) August 4, 2021 and (ii) the date that is six months prior to the earliest scheduled maturity date of any outstanding Permitted Unsecured Indebtedness (at present, such date is December 1, 2020, which is six months prior to June 1, 2021 maturity date of outstanding 7.875% senior notes).
As of December 31, 2017, the outstanding amount of borrowings under the Amended Credit Agreement was $153.4 million, which was used to pay down outstanding obligations under the Prior Credit Agreement, to pay fees, costs and expenses related to the New Agreements and to fund working capital needs. Generally, proceeds of the Loans under the Amended Credit Agreement can be used to finance the working capital needs and for other general corporate purposes of the Borrowers and Guarantors, including acquisitions and distributions permitted under the Amended Credit Agreement.
Each Borrowing under the Amended Credit Agreement is comprised of Base Rate Loans or Eurodollar Loans. The Loans comprising each Base Rate Borrowing (including each Swingline Loan) bear interest at the Base Rate plus the Applicable Rate, and the Loans comprising each Eurodollar Borrowing bear interest at the Eurodollar Rate plus the Applicable Rate.
Prior to the 2018 Amendments, the Applicable Rate was determined based on the Consolidated Leverage Ratio of the Partnership and its Subsidiaries and ranged from 1.75% to 3.75% for Eurodollar Rate Loans and 0.75% to 2.75% for Base Rate Loans. Based on our Consolidated Leverage Ratio for the compliance period ended December 31, 2017, the Applicable Rate for Eurodollar Rate Loans was 3.75% and for Base Rate Loans was 2.75%. The Amended Credit Agreement also requires the Borrowers to pay a quarterly unused commitment fee, which accrues at the Applicable Rate on the amount by which the commitments under the Amended Credit Agreement exceed the usage of such commitments, and which is included within interest expense on the Partnership’s consolidated statements of operations. On December 31, 2017, the weighted average interest rate on outstanding borrowings under the Amended Credit Agreement was 5.5%.

The Amended Credit Agreement contains financial covenants, pursuant to which, prior to the 2018 Amendments, the Partnership could not permit:

•
the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, or the Consolidated Leverage Ratio, as of the last day of any fiscal quarter, commencing on September 30, 2016, determined for the period of four consecutive fiscal quarters ending on such date (the "Measurement Period"), to be greater than 4.50 to 1.00 for the period ended December 31, 2017, 4.25 to 1.00 for periods ending in 2018, and 4.00 to 1.00 for periods thereafter, which may be increased after January 1, 2019 to 4.25 to 1.00 (in case of a Designated Acquisition made subsequent to the last day of the immediately preceding fiscal quarter) as of the last day of the fiscal quarter in which such Designated Acquisition occurs and as of the last day of the immediately succeeding fiscal quarter;

•
the ratio of Consolidated EBITDA to Consolidated Debt Service, or the Consolidated Debt Service Coverage Ratio, as of the last day of any fiscal quarter, commencing on September 30, 2016 to be less than 2.50 to 1.00 for any Measurement Period; and

•
the ratio of Consolidated EBITDA (reduced by the amount of capital expenditures not financed with debt other than Revolving Commitments, taxes and restricted payments including distributions paid in cash) to Consolidated Fixed Charges, or the Consolidated Fixed Charge Coverage Ratio, as of the last day of any fiscal quarter, commencing on December 31, 2017, to be less than 1.20 to 1.00 for any Measurement Period.

Additional covenants under the Amended Credit Agreement include customary limitations, subject to certain exceptions, on, among others: (i) the incurrence of Indebtedness; (ii) granting of Liens; (iii) fundamental changes and dispositions; (iv) investments, loans, advances, guarantees and acquisitions; (v) swap agreements; (vi) transactions with Affiliates; (vii) Restricted Payments; and (viii) Sale and Leaseback Transactions.
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
The Partnership was not in compliance with the facility’s maximum Consolidated Leverage Ratio for the quarters ended December 31, 2017 and March 31, 2018, which constituted defaults that the lenders agreed to waive pursuant to the Sixth Amendment and Waiver. In addition, the Partnership’s failure to timely file this Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 constituted defaults under our revolving credit facility. Under the Sixth Amendment and Waiver, the lenders agreed to waive such defaults and extend the dates by which such filings were required to be made, and under the Seventh Amendment and Waiver, the lenders agreed to waive our failure to timely file this Annual Report on Form 10-K on or before the previously extended filing deadline and agreed to further extend the dates by which these reports were required to be filed. See Note 18 in Part II, Item 8. Financial Statements and Supplementary Data, for further detail regarding the extended filing deadlines for such reports and our Quarterly Reports on Form 10-Q for the quarter ended June 30, 2018 and for the quarter ending September 30, 2018.
Senior Notes
On May 28, 2013, the Partnership issued $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 (the "Senior Notes"). The Partnership pays 7.875% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year. The net proceeds from the offering of the Senior Notes were used to retire a $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 and the remaining proceeds were used for general corporate purposes. The Senior Notes were issued at 97.832% of par resulting in gross proceeds of $171.2 million with an original issue discount of approximately $3.8 million. The Partnership incurred debt issuance costs and fees of approximately $4.6 million. These costs and fees are deferred and will be amortized over the life of the Senior Notes. The Senior Notes mature on June 1, 2021.

The Partnership may redeem the Senior Notes at any time, in whole or in part, at the redemption prices (expressed as percentages of the principal amount) set forth below, together with accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period beginning June 1 of the years indicated:

Year	Percentage
2018	101.969%
2019 and thereafter	100.000%
Subject to certain exceptions, upon the occurrence of a Change of Control (as defined in the Indenture), each holder of the Senior Notes will have the right to require the Partnership to purchase that holder’s Senior Notes for a cash price equal to 101% of the principal amounts to be purchased, plus accrued and unpaid interest.
The Senior Notes are jointly and severally guaranteed by certain of the Partnership’s subsidiaries. The Indenture governing the Senior Notes contains covenants, including limitations of the Partnership’s ability to incur additional indebtedness and liens, make certain dividends, distributions, redemptions or investments, enter into certain transactions with affiliates, make certain asset sales, and engage in certain mergers, consolidations or sales of all or substantially all of the Partnership’s assets, among other items. As of December 31, 2017, the Partnership was in compliance with these covenants.

10.	INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law. The Tax Act makes broad and complex changes to the U.S. tax code by, among other things, reducing the federal corporate income tax rate, creating a new limitation on deductible interest expense, creating bonus depreciation that will allow for full expensing on qualified property, changing the lives of post-2017 net operating loss carryovers and imposing limitations on deductibility of certain executive compensation.
The Tax Act reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate, the Partnership remeasured its ending net deferred tax liabilities at December 31, 2017 at the rate at which they are expected to reverse in the future and recognized a non-cash tax benefit of $6.5 million. The Partnership is still analyzing certain aspects of the Tax Act, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.
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

Income tax benefit (expense) for the years ended December 31, 2017, 2016 and 2015 consisted of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current provision:
State	$(681)	$(735)	$(723)
Federal	—	—	—
Foreign	(137)	(112)	(229)
Total	(818)	(847)	(952)
Deferred provision:
State	(373)	111	378
Federal	10,898	(852)	(235)
Foreign	(86)	(1)	(124)
Total	10,439	(742)	19
Total income tax benefit (expense)	$9,621	$(1,589)	$(933)
A reconciliation of the federal statutory tax rate to the Partnership’s effective tax rate is as follows:

	Years Ended December 31,
	2017	2016	2015
Computed tax provision (benefit) at the applicable statutory tax rate	35.0%	35.0%	35.0%
State and local taxes net of federal income tax benefit	(1.1)%	(1.8)%	(2.6)%
Tax exempt (income) loss	(1.2)%	(3.4)%	(4.1)%
Change in current year valuation allowance	(24.1)%	(54.5)%	(65.5)%
Partnership earnings not subject to tax	6.3%	19.7%	33.0%
Changes in tax due to Tax Act	(7.7)%	—%	—%
Changes in valuation allowance due to Tax Act	15.1%	—%	—%
Permanent differences	(10.9)%	(0.5)%	0.2%
Other	—%	—%	(0.2)%
Effective tax rate	11.4%	(5.5)%	(4.2)%
The rate adjustment related to the change in valuation allowance due to the Tax Act was caused by changes in the federal tax rate and effective state rates and the creation of future unlimited-life deferred tax assets that are available to offset existing long-term deferred tax liabilities.

Significant components of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Prepaid expenses	$5,538	$9,570
State net operating loss	19,305	14,557
Federal net operating loss	74,109	104,578
Foreign net operating loss	2,306	2,306
Other	55	67
Valuation allowance	(73,759)	(88,156)
Total deferred tax assets	27,554	42,922
Deferred tax liabilities:
Property, plant and equipment	4,104	11,883
Deferred revenue related to future revenues and accounts receivable	27,175	42,128
Deferred revenue related to cemetery property	5,829	8,905
Total deferred tax liabilities	37,108	62,916
Net deferred tax liabilities	$9,554	$19,994
Net deferred tax assets and liabilities were classified on the consolidated balance sheets as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets	$84	$64
Noncurrent assets	84	64
Deferred tax assets	27,470	42,858
Deferred tax liabilities	37,108	62,916
Noncurrent liabilities	9,638	20,058
Net deferred tax liabilities	$9,554	$19,994
At December 31, 2017, the Partnership had available less than $0.1 million of alternative minimum tax credit carryforwards and approximately $349.4 million and $429.5 million of federal and state net operating loss carryforwards, respectively, a portion of which expires annually.
Management periodically evaluates all evidence both positive and negative in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is required. The vast majority of the Partnership’s taxable subsidiaries continue to accumulate deferred tax assets that on a more likely than not basis will not be realized. A full valuation allowance continues to be maintained on these taxable subsidiaries. The valuation allowance decreased from 2016 to 2017 primarily due to a decrease in deferred tax liabilities that will reverse outside the carryforward period for our deferred tax assets, partially offset by an increase in net deferred tax assets that are not more likely than not to be realized.
At December 31, 2017, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believed it was more likely than not that the Partnership will realize the benefits of these deductible differences. The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.
In accordance with applicable accounting standards, the Partnership recognizes only the impact of income tax positions that, based upon their merits, are more likely than not to be sustained upon audit by a taxing authority. To evaluate its current tax positions in order to identify any material uncertain tax positions, the Partnership developed a policy of identifying and evaluating uncertain tax positions that considers support for each tax position, industry standards, tax return disclosures and schedules and the significance of each position. It is the Partnership’s policy to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. At December 31, 2017 and 2016, the Partnership had no material uncertain tax positions.

The Partnership is not currently under examination by any federal or state jurisdictions. The federal statute of limitations and certain state statutes of limitations are open from 2013 forward.

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
Deferred revenues and related costs consisted of the following at the dates indicated (in thousands):

	December 31,
	2017	2016
Deferred contract revenues	$808,549	$782,120
Deferred merchandise trust revenue	105,354	76,512
Deferred merchandise trust unrealized gains (losses)	(1,277)	8,001
Deferred revenues	$912,626	$866,633
Deferred selling and obtaining costs	$126,398	$116,890
Deferred revenues presented in the table above are net of the allowance for contract cancellations disclosed in Note 3.

12.	LONG-TERM INCENTIVE AND RETIREMENT PLANS
2014 Long-Term Incentive Plan
During the year ended December 31, 2014, the General Partner’s Board of Directors (the "Board") and the Partnership’s unitholders approved a 2014 Long-Term Incentive Plan ("2014 LTIP"). The Compensation and Nominating and Governance Committee of the Board (the "Compensation Committee") administers the 2014 LTIP. The 2014 LTIP permits the grant of awards, which may be in the form of phantom units, restricted units, unit appreciation rights ("UAR"), unit options or other equity awards, including performance factors for each, covering an aggregate of 1,500,000 common units, a number that the Board may increase by up to 100,000 common units per year. At December 31, 2017, the estimated number of common units to be issued upon vesting of outstanding awards under this plan, assuming the satisfaction of the maximum conditions for performance factors, was 108,602. A cumulative number of 33,327 common units have been issued, leaving 1,358,071 common units available for future grants under the plan, assuming no increases by the Board.
Phantom Unit Awards
Phantom units represent contingent rights to receive a common unit or an amount of cash, or a combination of both, based upon the value of a common unit. Phantom units become payable, in cash or common units, at the Partnership’s election, upon the separation of directors and executives from service or upon the occurrence of certain other events specified in the underlying agreements. Phantom units are subject to terms and conditions determined by the Compensation Committee. In tandem with phantom unit grants, the Compensation Committee may grant distribution equivalent rights ("DERs"), which are the right to receive an amount in cash or common units equal to the cash distributions made by the Partnership with respect to common unit during the period that the underlying phantom unit is outstanding. All phantom units outstanding under the 2014 LTIP at December 31, 2017 contain tandem DERs.

The following table sets forth the 2014 LTIP phantom unit award activity for the years ended December 31, 2017, 2016 and 2015, respectively:

	Years Ended December 31,
	2017	2016	2015
Outstanding, beginning of period	117,630	102,661	2,189
Granted (1)	41,732	131,852	122,154
Settled in common units or cash (1)	(16,098)	(2,774)	(14,455)
Performance vesting forfeiture	(34,662)	(114,109)	(7,227)
Outstanding, end of period (2)	108,602	117,630	102,661
______________________

(1)
The weighted-average grant date fair value for the unit awards on the date of grant was $8.11, $24.06 and $26.94 for the years ended December 31, 2017, 2016 and 2015, respectively. The intrinsic values of unit awards vested during the years ended December 31, 2017, 2016 and 2015 were $0.4 million, $0.4 million and $0.6 million, respectively.

(2)	Based on the closing price of the common units on December 31, 2017, the estimated intrinsic value of the outstanding unit awards was $0.7 million at December 31, 2017.
2004 Long-Term Incentive Plan
The Compensation Committee administers the Partnership’s 2004 Long-Term Incentive Plan ("2004 LTIP"). The 2004 LTIP permitted the grant of awards, which were permitted to be in the form of phantom units, restricted units, unit appreciation rights ("UAR") or other equity awards. At December 31, 2017, the estimated number of common units to be issued upon vesting and exercise of outstanding awards under this plan was 219,306, based upon the closing price of our common units at December 31, 2017. A cumulative number of 626,188 common units have been issued under the 2004 LTIP. There were no awards available for grant under the 2004 LTIP at December 31, 2017 because the plan expired in 2014.
Phantom Unit Awards
Phantom units were credited to participants’ mandatory deferred compensation accounts in connection with DERs accruing on phantom units received under the 2004 LTIP. These DERs continue to accrue until the underlying securities are issued. The following table sets forth the 2004 LTIP activity related to DERs credited as phantom units to the participant’s accounts for the years ended December 31, 2017, 2016 and 2015, respectively:

	Years Ended December 31,
	2017	2016	2015
Outstanding, beginning of period	205,510	184,457	169,122
Granted (1)	13,796	21,053	15,335
Settled in common units or cash	—	—	—
Outstanding, end of period (2)	219,306	205,510	184,457
_____________________

(1)
The weighted-average grant date fair value for the phantom unit awards on the date of grant was $9.70, $20.27 and $28.42 for the years ended December 31, 2017, 2016 and 2015, respectively. The intrinsic values of phantom unit awards vested during the years ended December 31, 2017, 2016 and 2015 were $0.1 million, $0.4 million and $0.9 million, respectively.

(2)	Based on the closing price of the common units on December 31, 2017, the estimated intrinsic value of the outstanding restricted phantom units was $1.4 million.
Total compensation expense for phantom unit awards under both the 2004 and 2014 plans was approximately $0.4 million, $0.7 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Unit Appreciation Rights Awards
UAR awards represent a right to receive an amount equal to the closing price of the Partnership’s common units on the date preceding the exercise date less the exercise price of the UARs, to the extent the closing price of the Partnership’s common units on the date preceding the exercise date is in excess of the exercise price. This amount is then divided by the closing price of the Partnership’s common units on the date preceding the exercise date to determine the number of common units to be issued to the participant. UAR awards are subject to terms and conditions determined by the Compensation Committee, which may include vesting restrictions. UAR awards granted through December 31, 2017 have a five-year contractual term beginning on the grant date and vest ratably over a period of 48 months beginning on the grant date. Of the UARs outstanding at December 31, 2017, 1,563 UARs will vest within the following twelve months. The following table sets forth the UAR award activity for the years ended December 31, 2017, 2016 and 2015, respectively:

	Years Ended December 31,
	2017	2016	2015
Outstanding, beginning of period	66,355	66,793	123,000
Granted	—	—	—
Exercised	—	—	(50,477)
Forfeited	(7,709)	(438)	(5,730)
Outstanding, end of period (1)	58,646	66,355	66,793
Exercisable, end of period	57,081	52,967	33,092
_____________________

(1)
Based on the closing price of the common units on December 31, 2017 the estimated intrinsic value of the outstanding UARs was less than $0.1 million. The weighted average remaining contractual life for outstanding UAR awards at December 31, 2017 was 0.7 years.

At December 31, 2017, the Partnership had approximately $0.1 million of unrecognized compensation expense related to unvested UAR awards that will be recognized through the year ended December 31, 2018. The Partnership recognized total compensation expense for UAR awards of $0.1 million for each of the years ended December 31, 2017, 2016 and 2015. The Partnership issued 7,716 common units due to exercised UAR awards for the year ended December 31, 2015.

13.	COMMITMENTS AND CONTINGENCIES
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

•
Anderson v. StoneMor Partners, LP, et al., No. 2:16-cv-6111, filed on November 21, 2016, in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in this case (as well as Klein v. StoneMor Partners, LP, et al., No. 2:16-cv-6275, filed in the United States District Court for the Eastern District of Pennsylvania on December 2, 2016, which has been consolidated with this case) brought an action on behalf of a putative class of the holders of Partnership units and allege that the Partnership made misrepresentations to investors in violation of Section 10(b) of the Securities Exchange Act of 1934 by, among other things and in general, failing to clearly disclose the use of proceeds from debt and equity offerings by making allegedly false or misleading statements concerning (a) the Partnership’s strength or health in connection with a particular quarter’s distribution announcement, (b) the connection between operations and distributions and (c) the Partnership’s use of cash from equity offerings and its credit facility. Plaintiffs sought damages from the Partnership and certain of its officers and directors on behalf of the class of Partnership unitholders, as well as costs and attorneys' fees. Lead plaintiffs have been appointed in this case, and filed a Consolidated Amended Class Action Complaint on April 24, 2017. Defendants filed a motion to dismiss that Consolidated Amended Complaint on June 8, 2017. The motion was granted on October 31, 2017, and the court entered judgment dismissing the case on November 30, 2017. Plaintiffs filed a notice of appeal on December 29, 2017. This case is now pending in the United States Court of Appeals for the Third Circuit.

•
Bunim v. Miller, et al., No. 2:17-cv-519-ER, pending in the United States District Court for the Eastern District of Pennsylvania, and filed on February 6, 2017. The plaintiff in this case brought, derivatively on behalf of the Partnership, claims that StoneMor GP’s officers and directors aided and abetted in breaches of StoneMor GP’s purported fiduciary duties by, among other things and in general, allegedly making misrepresentations through the use of non-GAAP accounting standards in its public filings, by allegedly failing to clearly disclose the use of proceeds from debt and equity offerings, and by allegedly approving unsustainable distributions. The plaintiff also claims that these actions and misrepresentations give rise to causes of action for gross mismanagement, unjust enrichment, and (in connection with a purportedly misleading proxy statement filed in 2014) violations of Section 14(a) of the Securities Exchange Act of 1934. The derivative plaintiff seeks an award of damages, attorneys’ fees and costs in favor of the Partnership as nominal plaintiff, as well as general compliance and governance changes. This case has been stayed, by the agreement of the parties, pending final resolution of the motion to dismiss filed in the Anderson case, provided that either party may terminate the stay on 30 days' notice.

•
Muth v. StoneMor G.P. LLC, et al., December Term, 2016, No. 1196 and Binder v. StoneMor G.P. LLC, et al., January Term, 2017, No. 4872, both pending in the Court of Common Pleas for Philadelphia County, Pennsylvania, and filed on December 20, 2016 and February 3, 2017, respectively. In these cases, the plaintiffs brought, derivatively on behalf of the Partnership, claims that StoneMor GP’s officers and directors aided and abetted in breaches of StoneMor GP’s purported fiduciary duties by, among other things and in general, allegedly making misrepresentations through the use of non-GAAP accounting standards in its public filings and by failing to clearly disclose the use of proceeds from debt and equity offerings, as well as approving unsustainable distributions. The plaintiffs also claim that these actions and misrepresentations give rise to a cause of action for unjust enrichment. The derivative plaintiffs seek an award of damages, attorneys’ fees and costs in favor of the Partnership as nominal plaintiff, as well as alterations to the procedures for electing members to the board of StoneMor GP, and other compliance and governance changes. These cases have been consolidated and stayed, by the agreement of the parties, pending final resolution of the motion to dismiss filed in the Anderson case, provided that either party may terminate the stay on 30 days' notice.

The Philadelphia Regional Office of the Securities and Exchange Commission, Enforcement Division, is continuing its investigation of the Partnership as to whether violations of federal securities laws have occurred. The investigation relates to, among other things, our prior restatements, financial statements, internal control over financial reporting, public disclosures, use of non-GAAP financial measures, matters pertaining to unitholder distributions and the sources of funds therefor and information relating to protection of our confidential information and our policies regarding insider trading. We are continuing to cooperate with the SEC staff.
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
Leases
In 2017, the Partnership entered into capital leases that had aggregate gross and net asset values of $2.0 million and $1.7 million, respectively, at December 31, 2017. The Partnership has noncancelable leases for equipment and office space that expire at various dates with initial terms ranging from one to twenty-four years. Certain leases provide the Partnership with the option to renew for additional periods. Where leases contain escalation clauses, rent abatements, and/or concessions, the Partnership applies them in the determination of straight-line rent expense over the lease term. Leasehold improvements are amortized over the shorter of the lease term or asset life, which may include renewal periods where the renewal is reasonably assured, and is included in the determination of straight-line rent expense. Rent expense for operating leases for the years ended December 31, 2017, 2016 and 2015 was $4.5 million, $4.0 million and $3.4 million, respectively. The aggregate amount of remaining future minimum lease payments as of December 31, 2017 is as follows (in thousands):

	Operating	Capital
2018	$4,709	$1,200
2019	4,249	1,101
2020	2,761	784
2021	2,098	558
2022	1,500	182
Thereafter	7,617	—
Total	$22,934	$3,825
Less: Interest on capital leases		(751)
Total principal payable on capital leases		$3,074
Other
During 2016, the Partnership moved its corporate headquarters to Trevose, Pennsylvania. Due to the relocation, a cease-use expense of $2.4 million was recorded in "Other gains and losses, net" on the consolidated statement of operations. This charge represents the net recognition of the discounted liability for future rent payments due under the lease on the previous headquarters, net of deferred rent and lease incentives pertaining to the previous corporate office location.
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
Management has established a hierarchy to measure the Partnership’s financial instruments at fair value, which requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs represent market data obtained from independent sources; whereas, unobservable inputs reflect the Partnership’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. The hierarchy defines three levels of inputs that may be used to measure fair value:

•	Level 1 – Unadjusted quoted market prices in active markets for identical, unrestricted assets or liabilities that the reporting entity has the ability to access at the measurement date.

•
Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the same contractual term of the asset or liability.

•
Level 3 – Unobservable inputs that the entity’s own assumptions about the assumptions market participants would use in the pricing of the asset or liability and are consequently not based on market activity but rather through particular valuation techniques.

The Partnership’s current assets and liabilities and customer receivables on its consolidated balance sheets are similar to cash basis financial instruments, and their estimated fair values approximate their carrying values due to their short-term nature and thus are categorized as Level 1. The Partnership’s merchandise and perpetual care trusts consist of investments in debt and equity marketable securities and cash equivalents, are carried at fair value, and are considered either Level 1 or Level 2 (see Note 6 and Note 7). Where quoted prices are available in an active market, securities are classified as Level 1 investments pursuant to the fair value measurement hierarchy.
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
The Partnership’s other financial instruments at December 31, 2017 and 2016 consist of its Senior Notes and outstanding borrowings under its revolving credit facility (see Note 9). The estimated fair values of the Partnership’s Senior Notes at December 31, 2017 and 2016 were $173.3 million and $168.0 million, respectively, based on trades made on those dates, compared with the carrying amounts of $173.1 million and $172.6 million , respectively. At December 31, 2017 and 2016, the carrying values of outstanding borrowings under the Partnership’s revolving credit facility (see Note 9), which bears interest at variable interest rates with maturities of 90 days or less, approximated their estimated fair values. The Senior Notes and the credit facility are valued using Level 2 inputs.
The Partnership may be required to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP from time to time. These adjustments to fair value usually result from impairment charges. In 2017, as discussed in Note 8, in connection with its annual goodwill impairment assessment, the Partnership recorded a loss on goodwill impairment of $45.6 million related to our Funeral Home Operations reporting unit. This impairment was recorded by comparing the estimated fair value of the reporting unit to its carrying value. The fair value of the reporting unit was derived using discounted cash flow analyses based on Level 3 inputs.
The lower of cost or estimated fair value of assets held for sale was $1.0 million with an original net book value of $1.9 million prior to an adjustment of $0.9 million during 2017. Assets held for sale are valued at lower of cost or estimated fair value based on broker comparables and estimates at the time the assets are classified as held for sale. These assets held for sale are classified as Level 3 pursuant to the fair value measurement hierarchy. In addition, the Partnership had $0.9 million of assets held for use that were impaired by $0.4 million during 2017, resulting in an updated net book value of $0.5 million.

15.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The Partnership’s Senior Notes are guaranteed by StoneMor Operating LLC and its 100% owned subsidiaries, other than the co-issuer, as described below. The guarantees are full, unconditional, joint and several. The Partnership, or the "Parent," and its 100% owned subsidiary, Cornerstone Family Services of West Virginia Subsidiary Inc., are the co-issuers of the Senior Notes. The Partnership’s consolidated financial statements as of and for the years ended December 31, 2017, 2016 and 2015 include the accounts of cemeteries operated under long-term lease, operating or management agreements. For the purposes of this note, these entities are deemed non-guarantor subsidiaries, as they are not 100% owned by the Partnership. The Partnership’s consolidated financial statements also contain merchandise and perpetual care trusts that are also non-guarantor subsidiaries for the purposes of this note.
The financial information presented below reflects the Partnership’s standalone accounts, the combined accounts of the subsidiary co-issuer, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the consolidating adjustments and eliminations and the Partnership’s consolidated accounts as of and for the years ended December 31, 2017, 2016 and 2015. For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their respective subsidiaries are presented in accordance with the equity method of accounting (in thousands):
CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2017	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$4,216	$2,605	$—	$6,821
Assets held for sale	—	—	1,016	—	—	1,016
Other current assets	—	3,882	83,901	17,366	—	105,149
Total current assets	—	3,882	89,133	19,971	—	112,986
Long-term accounts receivable	—	2,179	89,275	14,481	—	105,935
Cemetery and funeral home property and equipment	—	738	411,936	34,820	—	447,494
Merchandise trusts	—	—	—	515,456	—	515,456
Perpetual care trusts	—	—	—	339,928	—	339,928
Deferred selling and obtaining costs	—	6,171	98,639	21,588	—	126,398
Goodwill and intangible assets	—	—	26,347	61,759	—	88,106
Other assets	—	—	16,995	2,784	—	19,779
Investments in and amounts due from affiliates eliminated upon consolidation	159,946	82,836	556,783	—	(799,565)	—
Total assets	$159,946	$95,806	$1,289,108	$1,010,787	$(799,565)	$1,756,082

Liabilities and Partners’ Capital
Current liabilities	$—	$72	$44,380	$1,354	$—	$45,806
Long-term debt, net of deferred financing costs	68,250	104,848	144,595	—	—	317,693
Deferred revenues	—	33,469	773,516	105,641	—	912,626
Perpetual care trust corpus	—	—	—	339,928	—	339,928
Other long-term liabilities	—	—	34,149	14,184	—	48,333
Due to affiliates	—	—	173,098	576,025	(749,123)	—
Total liabilities	68,250	138,389	1,169,738	1,037,132	(749,123)	1,664,386
Partners’ capital	91,696	(42,583)	119,370	(26,345)	(50,442)	91,696
Total liabilities and partners’ capital	$159,946	$95,806	$1,289,108	$1,010,787	$(799,565)	$1,756,082

CONDENSED CONSOLIDATING BALANCE SHEETS (continued)

December 31, 2016	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$9,145	$3,425	$—	$12,570
Other current assets	—	4,567	83,765	17,919	—	106,251
Total current assets	—	4,567	92,910	21,344	—	118,821
Long-term accounts receivable	—	1,725	83,993	13,168	—	98,886
Cemetery and funeral home property and equipment	—	930	420,077	34,589	—	455,596
Merchandise trusts	—	—	—	507,079	—	507,079
Perpetual care trusts	—	—	—	333,780	—	333,780
Deferred selling and obtaining costs	—	5,668	91,252	19,970	—	116,890
Goodwill and intangible assets	—	—	72,963	62,911	—	135,874
Other assets	—	—	17,244	2,843	—	20,087
Investments in and amounts due from affiliates eliminated upon consolidation	258,417	182,060	557,455	—	(997,932)	—
Total assets	$258,417	$194,950	$1,335,894	$995,684	$(997,932)	$1,787,013

Liabilities and Partners’ Capital
Current liabilities	$—	$320	$38,336	$237	$—	$38,893
Long-term debt, net of deferred financing costs	68,063	104,560	127,728	—	—	300,351
Deferred revenues	—	30,321	738,184	98,128	—	866,633
Perpetual care trust corpus	—	—	—	333,780	—	333,780
Other long-term liabilities	—	—	45,802	11,200	—	57,002
Due to affiliates	—	—	172,623	581,427	(754,050)	—
Total liabilities	68,063	135,201	1,122,673	1,024,772	(754,050)	1,596,659
Partners’ capital	190,354	59,749	213,221	(29,088)	(243,882)	190,354
Total liabilities and partners’ capital	$258,417	$194,950	$1,335,894	$995,684	$(997,932)	$1,787,013

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Year Ended December 31, 2017	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$7,788	$279,399	$58,981	$(7,941)	$338,227
Total costs and expenses	—	(12,306)	(290,850)	(53,685)	7,941	(348,900)
Other loss	—	—	(46,761)	—	—	(46,761)
Net loss from equity investment in subsidiaries	(69,724)	(71,281)	—	—	141,005	—
Interest expense	(5,434)	(8,348)	(12,623)	(940)	—	(27,345)
Income (loss) from continuing operations before income taxes	(75,158)	(84,147)	(70,835)	4,356	141,005	(84,779)
Income tax benefit	—	—	9,621	—	—	9,621
Net income (loss)	$(75,158)	$(84,147)	$(61,214)	$4,356	$141,005	$(75,158)

Year Ended December 31, 2016	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$7,854	$270,407	$57,201	$(9,232)	$326,230
Total costs and expenses	—	(12,131)	(272,191)	(54,026)	9,232	(329,116)
Other loss	—	—	(1,520)	—	—	(1,520)
Net loss from equity investment in subsidiaries	(25,049)	(33,493)	—	—	58,542	—
Interest expense	(5,434)	(8,348)	(9,859)	(847)	—	(24,488)
Income (loss) from continuing operations before income taxes	(30,483)	(46,118)	(13,163)	2,328	58,542	(28,894)
Income tax expense	—	—	(1,589)	—	—	(1,589)
Net income (loss)	$(30,483)	$(46,118)	$(14,752)	$2,328	$58,542	$(30,483)

Year Ended December 31, 2015	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$5,813	$272,193	$52,612	$(10,299)	$320,319
Total costs and expenses	—	(10,715)	(265,881)	(52,004)	10,299	(318,301)
Other loss	—	—	(1,891)	—	—	(1,891)
Net loss from equity investment in subsidiaries	(17,957)	(21,819)	—	—	39,776	—
Interest expense	(5,434)	(8,348)	(8,075)	(728)	—	(22,585)
Loss from continuing operations before income taxes	(23,391)	(35,069)	(3,654)	(120)	39,776	(22,458)
Income tax expense	—	—	(933)	—	—	(933)
Net loss	$(23,391)	$(35,069)	$(4,587)	$(120)	$39,776	$(23,391)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2017	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$24,545	$103	$28,488	$167	$(38,327)	$14,976
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures, net of proceeds from divestitures and asset sales	—	(103)	(7,831)	(987)	—	(8,921)
Net cash used in investing activities	—	(103)	(7,831)	(987)	—	(8,921)
Cash Flows From Financing Activities:
Cash distributions	(24,545)	—	—	—	—	(24,545)
Payments to affiliates	—	—	(38,327)	—	38,327	—
Net borrowings and repayments of debt	—	—	14,341	—	—	14,341
Other financing activities	—	—	(1,600)	—	—	(1,600)
Net cash used in financing activities	(24,545)	—	(25,586)	—	38,327	(11,804)
Net decrease in cash and cash equivalents	—	—	(4,929)	(820)	—	(5,749)
Cash and cash equivalents—Beginning of period	—	—	9,145	3,425	—	12,570
Cash and cash equivalents—End of period	$—	$—	$4,216	$2,605	$—	$6,821

Year Ended December 31, 2016	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$25,985	$154	$33,635	$2,760	$(39,767)	$22,767
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures, net of proceeds from divestitures and asset sales	—	(154)	(16,296)	(2,679)	—	(19,129)
Investment in affiliate	(41,135)	—	—	—	41,135	—
Net cash used in investing activities	(41,135)	(154)	(16,296)	(2,679)	41,135	(19,129)
Cash Flows From Financing Activities:
Cash distributions	(79,164)	—	—	—	—	(79,164)
Payments to affiliates	—	—	1,368	—	(1,368)	—
Net borrowings and repayments of debt	—	—	(14,389)	—	—	(14,389)
Proceeds from issuance of common units	94,314	—	—	—	—	94,314
Other financing activities	—	—	(6,982)	—	—	(6,982)
Net cash provided by (used in) financing activities	15,150	—	(20,003)	—	(1,368)	(6,221)
Net increase (decrease) in cash and cash equivalents	—	—	(2,664)	81	—	(2,583)
Cash and cash equivalents—Beginning of period	—	—	11,809	3,344	—	15,153
Cash and cash equivalents—End of period	$—	$—	$9,145	$3,425	$—	$12,570

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued)

Year Ended December 31, 2015	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$2,356	$284	$14,569	$2,991	$(16,138)	$4,062
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures, net of proceeds from divestitures and asset sales	—	(284)	(30,864)	(2,991)	—	(34,139)
Net cash used in investing activities	—	(284)	(30,864)	(2,991)	—	(34,139)
Cash Flows From Financing Activities:
Cash distributions	(77,512)	—	—	—	—	(77,512)
Payments from affiliates	—	—	(16,138)	—	16,138	—
Net borrowings and repayments of debt	—	—	37,261	—	—	37,261
Proceeds from issuance of common units	75,156	—	—	—	—	75,156
Other financing activities	—	—	(76)	—	—	(76)
Net cash provided by (used in) financing activities	(2,356)	—	21,047	—	16,138	34,829
Net increase in cash and cash equivalents	—	—	4,752	—	—	4,752
Cash and cash equivalents—Beginning of period	—	—	7,057	3,344	—	10,401
Cash and cash equivalents—End of period	$—	$—	$11,809	$3,344	$—	$15,153

16.	ISSUANCES OF LIMITED PARTNER UNITS
On November 19, 2015, the Partnership entered into an equity distribution agreement ("ATM Equity Program") with a group of banks (the "Agents") whereby it may sell, from time to time, common units representing limited partner interests having an aggregate offering price of up to $100,000,000. No common units were issued under the ATM Equity Program during the year ended December 31, 2017. During the year ended December 31, 2016, the Partnership issued 903,682 common units under the ATM Equity Program for net proceeds of $23.0 million. During the year ended December 31, 2015, the Partnership issued 277,667 common units under the ATM Equity Program for net proceeds of $7.5 million.
Pursuant to a Common Unit Purchase Agreement, dated May 19, 2014, by and between the Partnership and American Cemeteries Infrastructure Investors, LLC, a Delaware limited liability company ("ACII"), the Partnership issued 78,342 paid-in-kind units to ACII in lieu of cash distributions of $0.7 million during the year ended December 31, 2017.
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
The Partnership’s operations include two reportable operating segments, Cemetery Operations and Funeral Home Operations. These operating segments reflect the way the Partnership manages its operations and makes business decisions as of December 31, 2017. Operating segment data for the periods indicated was as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
STATEMENT OF OPERATIONS DATA:
Cemetery Operations:
Revenues	$276,696	$265,726	$262,247
Operating costs and expenses	(233,950)	(223,329)	(219,186)
Depreciation and amortization	(8,909)	(8,597)	(7,766)
Segment income	$33,837	$33,800	$35,295
Funeral Home Operations:
Revenues	$61,531	$60,504	$58,072
Operating costs and expenses	(49,803)	(53,270)	(47,703)
Depreciation and amortization	(3,080)	(3,378)	(3,257)
Segment income	$8,648	$3,856	$7,112
Reconciliation of segment income to net loss:
Cemetery Operations	$33,837	$33,800	$35,295
Funeral Home Operations	8,648	3,856	7,112
Total segment income	42,485	37,656	42,407
Corporate overhead	(51,964)	(39,618)	(38,609)
Corporate depreciation and amortization	(1,194)	(924)	(1,780)
Loss on goodwill impairment	(45,574)	—	—
Other losses, net	(1,187)	(1,520)	(1,891)
Interest expense	(27,345)	(24,488)	(22,585)
Income tax benefit (expense)	9,621	(1,589)	(933)
Net loss	$(75,158)	$(30,483)	$(23,391)

CASH FLOW DATA:
Capital expenditures:
Cemetery Operations	$10,048	$7,756	$11,853
Funeral Home Operations	426	919	580
Corporate	315	2,707	2,906
Total capital expenditures	$10,789	$11,382	$15,339

	December 31,
	2017	2016	2015
BALANCE SHEET DATA:
Assets:
Cemetery Operations	$1,594,091	$1,573,494	$1,479,187
Funeral Home Operations	152,934	198,200	196,788
Corporate	9,057	15,319	23,545
Total assets	$1,756,082	$1,787,013	$1,699,520
Goodwill:
Cemetery Operations	$24,862	$24,862	$25,320
Funeral Home Operations	—	45,574	44,531
Total goodwill	$24,862	$70,436	$69,851

18.	SUBSEQUENT EVENTS
On January 19, 2018, the Partnership acquired six cemetery properties in Wisconsin and their related assets, net of certain assumed liabilities, for consideration of $2.5 million, of which $0.8 million was paid at closing and the remaining balance is due in two equal installments in August 2018 and August 2019. These properties have been managed by the Partnership since August 2016. The Partnership has accounted for this transaction under the acquisition method of accounting in the first quarter of 2018.
On January 26, 2018, the Partnership acquired certain land for an existing cemetery for cash consideration of $2.4 million. This is the second installment of a larger property purchase agreement that began in 2017 with annual installments through 2025.
On March 19, 2018, an aggregate of 236,234 phantom units were awarded under the Partnership’s 2014 LTIP, of which an aggregate of 127,229 were subject to time-based vesting and an aggregate of 109,005 were subject to performance-based vesting. Also on March 19, 2018, 14,556 restricted units were awarded to an officer of the General Partner pursuant to his employment agreement, which units vest in 24 equal monthly installments commencing one month after the grant date.
On June 12, 2018, StoneMor Operating LLC (the “Operating Company”), a wholly-owned subsidiary of the Partnership, the Subsidiaries (as defined in the Amended Credit Agreement) of the Operating Company (together with the Operating Company, “Borrowers”), the Lenders party thereto and Capital One, National Association (“Capital One”), as Administrative Agent (in such capacity, the “Administrative Agent”), entered into the Sixth Amendment and Waiver to Credit Agreement (the “Sixth Amendment”) which further amended the Credit Agreement dated August 4, 2016 (as previously amended by that certain First Amendment to Credit Agreement dated as of March 15, 2017, Second Amendment and Limited Waiver dated July 26, 2017, Third Amendment and Limited Waiver effective August 15, 2017, Fourth Amendment to Credit Agreement dated as of September 29, 2017 and Fifth Amendment to Credit Agreement dated as of December 22, 2017 but effective as of September 29, 2017, the “Original Amended Agreement”), dated as of August 4, 2016, among the Borrowers, the Lenders, Capital One, as Administrative Agent, Issuing Bank and Swingline Lender, Citizens Bank of Pennsylvania, as Syndication Agent, and TD Bank, N.A. and Raymond James Bank, N.A., as Co-Documentation Agents. On July 13, 2018, those same parties entered into a Seventh Amendment and Waiver to Credit Agreement (the “Seventh Amendment” and the Original Amended Agreement, as further amended by the Sixth Amendment and the Seventh Amendment, the “Amended Credit Agreement”). Capitalized terms not otherwise defined herein have the same meanings as specified in the Amended Credit Agreement.
The Sixth Amendment included covenants pursuant to which the Partnership agreed to deliver to the Administrative Agent (a) the consolidated financial statements included in this Annual Report on Form 10-K for the Year Ended December 31, 2017 (the “2017 Form 10-K”) on or before June 30, 2018 and (b) the consolidated financial statements to be included in its Quarterly Reports on Form 10-Q for the periods ended March 31, 2018 and June 30, 2018 within 60 and 105 days, respectively, after the 2017 Form 10-K was filed. The Partnership also agreed to use reasonable commercial efforts to consummate the disposition of assets with Net Cash Proceeds of at least $12.0 million by June 30, 2019. The Sixth Amendment also amended certain terms of the Original Amended Agreement to:

•	reduce the amount of the Revolving Commitments from $200.0 million to $175.0 million and eliminate the Borrowers’ ability to increase the Revolving Commitments;

•
add a further limitation on Revolving Credit Availability at any time prior to the date on which the Partnership shall have achieved (i) as of the last day of any fiscal quarter after the effective date of the Fourth Amendment, a Consolidated Leverage Ratio of less than 4.00:1.00 for the four consecutive fiscal quarters ending on such date and (ii) as of the last day of any fiscal quarter after the Sixth Amendment Effective Date, a Consolidated Secured Net Leverage Ratio of less than 3.00:1.00 for the four consecutive fiscal quarters ending on such date (provided Borrowers received the necessary consent to permit the occurrence of such event) by establishing a Secured Leverage Borrowing Base, which is equal to the sum of 80% of accounts receivable outstanding less than 120 days (without giving effect to the application of the Financial Accounting Standards Board’s Accounting Standards Codification Topic 606) plus 40% of the book value, net of depreciation, of property, plant and equipment, and (z) the aggregate Revolving Commitments of the Lenders at such time;

•
amend the definition of “Consolidated EBITDA” for purposes of calculating the various financial covenants to (A) (i) permit the Partnership to add back goodwill impairment charges; (ii) permit the Partnership to add back non-cash deferred financing fees written off in an aggregate amount for all periods after the Sixth Amendment Effective Date not to exceed $9.8 million; (iii) adjust the limit on add backs for non-recurring cash expenses, losses, costs and charges to $13.9 million for the period ended June 30, 2017, $13.6 million for the period ended September 30, 2017, $17.0 million for the period ended December 31, 2017 and $16.3 million for the period ended March 31, 2018; (iv) remove the add back for non-cash items determined in good faith by the Partnership’s Financial Officer; (v) remove the add back for unrealized losses (less unrealized gains) and non-cash expenses arising from or attributable to the early termination of any Swap Agreement; (vi) remove the add back for fees incurred in unsuccessful acquisition efforts and cap the add back for fees incurred in successful acquisition efforts at $3.0 million; and (vii) remove the add back for realized losses in the trust account’s investment portfolio in an aggregate amount for all periods not to exceed $53.0 million; (B) eliminate the deduction for non-cash items increasing Consolidated Net Income for the applicable period; and (C) eliminate the adjustment for “Change in Deferred Selling and Obtaining Costs” and “Change In Deferred Revenue, net” as presented in the Partnership’s consolidated financial statements;

•	replace the Consolidated Leverage Ratio covenant with a Consolidated Secured Net Leverage Ratio covenant that:

◦
defines Consolidated Secured Net Leverage Ratio as the ratio of (i) (x) Consolidated Secured Funded Indebtedness, which is indebtedness secured by a lien, minus (y) cash and cash equivalents subject to a first priority lien in favor of the Administrative Agent in an amount not to exceed $5.0 million, to (ii) Consolidated EBITDA; and

◦
establishes limitations on the Partnership’s Consolidated Secured Net Leverage Ratio at 5.75:1.00 for the period ended June 30, 2018 and the period ending September 30, 2018, stepping down to 5.50:1.00 for the period ending December 31, 2018, 5.00:1.00 for periods ending in fiscal 2019 and 4.50:1.00 for periods ending in fiscal 2020;

•
prohibit distributions to the Partnership’s partners unless the Consolidated Leverage Ratio (which includes the effect of unsecured indebtedness) is not greater than 7.50:1.00 and the Revolving Credit Availability is at least $25.0 million;

•	increase the Applicable Rate by 0.50%;

•
revise the provisions relating to the Consolidated Fixed Charge Coverage Ratio by (A) reducing the minimum Consolidated Fixed Charge Coverage Ratio from 1.20:1.00 to 1.00:1.00 for fiscal 2018, stepping up to 1.10:1.00 for fiscal 2019 and returning to 1.20:1.00 for fiscal 2020 and (B) permitting the Partnership to include in calculating the ratio adjustments for “Change in Deferred Selling and Obtaining Costs,” “Change In Deferred Revenue” and “Change In Merchandise Trust Fund” as presented in the Partnership’s consolidated financial statements;

•	remove the Consolidated Debt Service Charge Ratio;

•
provide for mandatory prepayments in an amount equal to 100% of the net cash proceeds, subject to certain thresholds in certain cases, from sale/leaseback transactions and certain other permitted dispositions of real estate;

•
further modify the Partnership’s ability to incur additional indebtedness by: (i) decreasing the capital equipment financing basket from $10.0 million to $5.0 million; (ii) decreasing the general basket for certain permitted debt from $10.0 million to $7.5 million; (iii) eliminating the Borrowers’ ability to incur subordinated debt to fund consideration payable for certain permitted acquisitions; (iv) eliminating the Borrowers’ ability to incur unsecured indebtedness; and (v) permitting the Partnership to incur indebtedness of up to an aggregate of $11.0 million in the form of deferred purchase price obligations payable pursuant to certain specified agreements entered into prior to the Sixth Amendment Effective Date;

•
eliminate the Partnership’s (A) right to consummate, subject to certain other conditions, acquisitions if, on a pro forma basis, the Consolidated Leverage Ratio was not greater than 3.75:1.00 and (B) ability to fund acquisitions with Borrowers’ own funds, except for an aggregate of up to $11.0 million of purchase price obligations pursuant to certain acquisitions for which agreements had been executed prior to the Sixth Amendment Effective Date;

•
modify the scope of permitted dispositions: (i) to decrease the general basket from $10.0 million annually to $5.0 million after the Sixth Amendment Effective Date; (ii) except with respect to certain existing sale/leaseback transactions, reduce the limit on dispositions involving sale/leaseback transactions from $10.0 million during the term of the facility to $3.0 million after the Sixth Amendment Effective Date; and (iii) for dispositions that would not otherwise be permitted dispositions, change the basket from an annual aggregate limit of $10.0 million to a limit of $12.0 million from the Sixth Amendment Effective Date until June 30, 2019 and a limit of $3.0 million from July 1, 2019 until December 31, 2019 and each year thereafter (provided that such limitations will not apply to certain specified dispositions);

•	reduce the amount that may be invested in non-guarantor subsidiaries from $1.0 million to $0.5 million and decrease the general basket on all other investments from $5.0 million to $2.5 million;

•	decrease the limit on loans to officers or employees from $0.5 million to $0.25 million; and

•	extend the deadline for filing the Partnership’s Forms 10-Q for the periods ended March 31, 2018 and June 30, 2018 to 60 and 105 days, respectively, following the filing of the 2017 Form 10-K.
In addition, in the Sixth Amendment, the Administrative Agent and Lenders party thereto waived existing defaults under the Original Credit Agreement as a result of the Partnership’s failure to (i) deliver the financial statements for the periods ended December 31, 2017 and March 31, 2018 and the related compliance certificates; (ii) comply with the facility’s maximum Consolidated Leverage Ratio for the quarters ended December 31, 2017 and March 31, 2018; and (iii) give notice of such defaults and inaccuracies in representations and warranties resulting from such defaults. This waiver was subject to the satisfaction of certain conditions, including the payment to the Lenders of a fee in the aggregate amount of $0.9 million.
The Seventh Amendment included covenants pursuant to which the Partnership agreed to deliver to the Administrative Agent: (a) the consolidated financial statements included in this Annual Report on Form 10-K on or before August 31, 2018, (b) the consolidated financial statements to be included in its Quarterly Report on Form 10-Q for the period ended March 31, 2018 (the “First Quarter 10-Q”) within 90 days after this Annual Report on Form 10-K was filed but not later than October 31, 2018, (c) the consolidated financial statements to be included in its Quarterly Report on Form 10-Q for the period ended June 30, 2018 (the “Second Quarter 10-Q”) within 60 days after the First Quarter 10-Q is filed (but not later than December 17, 2018) and (d) the consolidated financial statements to be included in its Quarterly Report on Form 10-Q for the period ending September 30, 2018 within 45 days after the Second Quarter 10-Q is filed (but not later than January 31, 2019). The Seventh Amendment also increased the maximum Consolidated Secured Net Leverage Ratio for the period ended June 30, 2018 from 5.75:1.00 to 6.25:1.00. In addition, the Administrative Agent and the Lenders party to the Seventh Amendment also waived existing defaults under the Original Credit Agreement, as amended by the Sixth Amendment, arising from the Partnership’s failure to timely deliver the consolidated financial statements included in this Annual Report on Form 10-K on or before June 30, 2018. The Partnership prepaid $4.0 million of the outstanding balance of its revolving loans under the Amended Credit Facility as a condition to the foregoing waivers and amendments, and also paid the lenders a fee in the aggregate amount of $0.2 million.

19.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following summarizes certain quarterly results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per unit data)
Year Ended December 31, 2017
Revenues	$82,946	$85,952	$84,034	$85,295
Gross loss	(1,049)	(3,113)	(2,348)	(4,163)
Net loss (1)	(8,561)	(11,582)	(9,576)	(45,439)
General partner’s interest in net loss for the period	(89)	(121)	(99)	(473)
Limited partners’ interest in net loss for the period	(8,472)	(11,461)	(9,477)	(44,966)
Net loss per limited partner unit (basic and diluted)	$(0.22)	$(0.30)	$(0.25)	$(1.18)

Year Ended December 31, 2016
Revenues	$78,172	$78,978	$80,773	$88,307
Gross profit (loss)	539	(1,746)	(3,678)	1,999
Net loss	(6,393)	(8,144)	(9,949)	(5,997)
General partner’s interest in net income (loss) for the period	1,101	1,091	(111)	(65)
Limited partners’ interest in net loss for the period	(7,494)	(9,235)	(9,838)	(5,932)
Net loss per limited partner unit (basic and diluted)	$(0.23)	$(0.27)	$(0.28)	$(0.14)
______________________

(1)	Net loss in the fourth quarter of 2017 includes loss on goodwill impairment of $45.6 million.
Gross profit (loss) is computed based upon total revenues less total costs and expenses per the consolidated statements of operations for each quarter.
Net income (loss) per limited partner unit is computed independently for each quarter and the full year based upon respective average units outstanding. Therefore, the sum of the quarterly per unit amounts may not equal the annual per share amounts.

20.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION
The tables presented below provide supplemental information to the consolidated statements of cash flows regarding contract origination and maturity activity included in the pertinent captions on the Partnership’s consolidated statements of cash flows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Pre-need/at-need contract originations (sales on credit)	$(104,896)	$(114,304)	$(124,313)
Cash receipts from sales on credit (post-origination)	87,822	91,488	106,010
Changes in Accounts receivable, net of allowance	$(17,074)	$(22,816)	$(18,303)

Deferrals:
Cash receipts from customer deposits at origination, net of refunds	$146,624	$151,461	$144,682
Withdrawals of realized income from merchandise trusts during the period	12,551	14,397	14,682
Pre-need/at-need contract originations (sales on credit)	104,896	114,304	124,313
Undistributed merchandise trust investment earnings, net	(36,461)	11,056	16,048
Recognition:
Merchandise trust investment income, net withdrawn as of end of period	(11,738)	(11,051)	(14,313)
Recognized maturities of customer contracts collected as of end of period	(199,074)	(196,123)	(190,744)
Recognized maturities of customer contracts uncollected as of end of period	(25,847)	(29,909)	(27,995)
Changes in Deferred revenues	$(9,049)	$54,135	$66,673

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Partnership maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.
Our management, including the CEO and CFO, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2017. Based on such evaluation, our CEO and CFO concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP").
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
Management previously identified and reported material weaknesses in its December 31, 2016 Annual Report on Form 10-K filed on September 18, 2017. We conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2017 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, we concluded that the Partnership did not maintain effective internal control over financial reporting as of December 31, 2017 as a result of the material weaknesses described below:

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
The Partnership’s controls over the reconciliation of amounts recorded in the general ledger to relevant supporting details for "Cemetery property" and "Deferred revenues" on the consolidated balance sheet were not designed appropriately or failed to operate effectively. Management has identified that the specified general ledger account balances were not always reconciled to supporting documentation. Further, the review of reconciliations, and analysis of corresponding trends in account balances, was not carried out at a sufficiently detailed level to prevent or detect a material misstatement.
As noted above, the Partnership reported a material weakness in control environment relating to Competency of resources and Deployment and oversight of control activities, which contributed to this material weakness.

D.	Accurate and timely relief of deferred revenues and corresponding recognition of income statement impacts:
The Partnership’s internal controls designed to prevent a material misstatement in the recognized amount of "Deferred revenues" as of the balance sheet date were not designed appropriately. Specifically, the Partnership concluded that it did not design effective controls that would lead to a timely identification of a material error in "Deferred revenues" due to failure to accurately and timely relieve the liability when the service was performed or merchandise was delivered. Further, the Partnership’s review controls designed to detect such errors did not operate at the appropriate level of precision to identify such error.
As noted above, the Partnership reported a material weakness in control environment relating to Competency of resources and Deployment and oversight of control activities, which contributed to this material weakness.

E.	Review of financial statement disclosures:
The Partnership did not design and maintain adequate controls over the preparation and review of the consolidated statements of cash flows and the financial statement disclosures in Note 3, Accounts Receivable, Net of Allowance ("Note 3"), and Note 15, Supplemental Condensed Consolidating Financial Information ("Note 15"), to the consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data to provide reasonable assurance as to the accuracy and proper presentation of the financial statement disclosures in accordance with GAAP.
As noted above, the Partnership reported a material weakness in control environment relating to Competency of resources and Deployment and oversight of control activities, which contributed to this material weakness.
Our management communicated the results of its assessment to the Audit Committee of the Board of Directors of our General Partner. Our independent registered public accounting firm, Deloitte & Touche LLP, has expressed an adverse opinion on our internal control over financial reporting as of December 31, 2017 in the audit report that appears below.

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

D.
To address the material weakness regarding accurate and timely relief of deferred revenue and corresponding income statement impacts, the Partnership will reassess the existing monitoring controls designed to identify material misstatements within "Deferred revenues". The Partnership will refine system controls and introduce additional controls operating at an appropriately low level of detail intended to identify material misstatements in "Deferred revenues".

E.
To address the material weakness associated with the review of financial statement disclosures regarding the consolidated statements of cash flows and Note 3 and Note 15, the Partnership is designing and implementing additional controls over the preparation and review of the consolidated statements of cash flows and Note 3 and Note 15 at a detailed level to ensure accurate and proper presentation of the financial statement disclosures in accordance with GAAP.

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Our remediation efforts were ongoing during our last fiscal quarter ended December 31, 2017. Other than the remediation steps described above, there were no other material changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of StoneMor GP LLC and Unitholders of StoneMor Partners L.P.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of StoneMor Partners L.P. and subsidiaries (the "Partnership") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Partnership has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Partnership and our report dated July 16, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

A.
The Partnership did not design and maintain effective internal control over financial reporting related to control environment, control activities and monitoring, including competency of resources and deployment and oversight of control activities.

B.
The Partnership’s controls applicable to establishment, periodic review for ongoing relevance and consistent application of certain material accounting policies in conformity with accounting principles generally accepted in the United States of America ("GAAP") including (i) revenue recognition, (ii) insurance-related assets and liabilities and (iii) financial statement presentation, were not appropriately designed.

C.
The Partnership’s controls over the reconciliation of certain amounts recorded in the general ledger to relevant supporting details for "Cemetery property" and "Deferred revenues" on the consolidated balance sheet were not designed appropriately or failed to operate effectively.

D.	The Partnership’s internal controls designed to prevent a material misstatement in the accurate and timely relief of "Deferred revenues" as of the balance sheet date were not designed appropriately.

E.
The Partnership did not design and maintain adequate controls over the preparation and review of the consolidated statements of cash flows and the financial statement disclosures in Note 3, Accounts Receivable, Net of Allowance, and Note 15, Supplemental Condensed Consolidating Financial Information, to the consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data to provide reasonable assurance as to the accuracy and proper presentation of the financial statement disclosures in accordance with GAAP.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2017, of the Partnership and this report does not affect our report on such financial statements.
/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
July 16, 2018

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
PARTNERSHIP STRUCTURE AND MANAGEMENT
StoneMor GP, as our general partner, manages our operations and activities. Unitholders are not entitled to participate, directly or indirectly, in our management or operations.
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business. Unitholders do not have the right to elect our general partner or its directors on an annual or other continuing basis. Our general partner may not be removed except by the vote of the holders of at least 66 2/3% of the outstanding common units, including units owned by our general partner and its affiliates. Robert B. Hellman, Jr. is the sole Trustee (the "Trustee") under a Trust (the "Trust") established pursuant to a Voting and Investment Trust Agreement by and between American Cemeteries Infrastructure Investors, LLC, a Delaware limited liability company ("ACII"), and Mr. Hellman, as Trustee, dated as of May 9, 2014, for the pecuniary benefit of ACII. In his capacity as Trustee, Mr. Hellman has exclusive voting and investment power over approximately 89.01% of membership interests in StoneMor GP Holdings LLC, a Delaware limited liability company ("GP Holdings"), which is the sole member of StoneMor GP. ACII is an affiliate of American Infrastructure Funds, L.L.C., an investment adviser registered with the SEC. Mr. Hellman, a director of our general partner, is a managing member of American Infrastructure Funds, L.L.C. and he is affiliated with (i) entities that own membership interests in ACII and (ii) AIM Universal Holdings, LLC which is the manager of ACII. Jonathan A. Contos, who served as a director of our general partner until February 9, 2018, was a Principal of American Infrastructure Funds, L.L.C. Robert A. Sick, a director of our general partner, has been an Operating Director of American Infrastructure Funds, L.L.C. since 2015. In addition to the Trust’s holdings of GP Holdings, Lawrence Miller, Vice Chairman of the Board of Directors of StoneMor GP (3.96%, inclusive of family partnership holdings), William Shane, a former director of StoneMor GP (3.12%, inclusive of family partnership holdings), Allen Freedman, a former director of StoneMor GP (0.06%), and Martin Lautman (0.24%, along with Mr. Lautman’s spouse), a director of StoneMor GP, Michael Stache and Robert Stache (each owning 1.8% through trusts with their respective spouses), retired executive officers of StoneMor GP, collectively hold approximately 10.99% of membership interests in GP Holdings.
Pursuant to the Second Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated May 21, 2014, as amended (the "Second Amended and Restated LLC Agreement"), GP Holdings, as the sole member of StoneMor GP, is entitled to elect all directors of StoneMor GP, except that Messrs. Miller and Shane acting collectively have the right to designate Mr. Miller as a director until November 2019.

DIRECTORS AND EXECUTIVE OFFICERS OF STONEMOR GP LLC
The following table shows information regarding the directors and executive officers of our general partner as of July 17, 2018. Each director is elected for one-year terms until his or her successor is duly elected and qualified or until his or her earlier resignation or removal.

Name	Age	Positions with StoneMor GP LLC
Leo J. Pound (1)	63	Interim Chief Executive Officer and Director
Mark L. Miller (2)	58	Chief Financial Officer and Senior Vice President
James S. Ford (3)	63	Chief Operating Officer and Senior Vice President
Austin K. So	45	General Counsel, Chief Legal Officer and Secretary
Kenneth E. Lee, Jr.	59	National Vice-President of Operations
Robert B. Hellman, Jr.	58	Chairman of the Board of Directors
Lawrence Miller (4)	69	Vice Chairman of the Board of Directors
Martin R. Lautman, Ph.D.	71	Director
Stephen J. Negrotti (5)	66	Director
Robert A. Sick (6)	58	Director
Fenton R. Talbott	76	Director
Patricia D. Wellenbach (5)	61	Director
______________________

(1)
R. Paul Grady served as President, Chief Executive Officer and a Member of the Board of Directors from May 17, 2017 until March 30, 2018. Mr. Pound served as Acting Chief Operating Officer from April 16, 2017 until September 29, 2017 and has served as Interim Chief Executive Officer since March 30, 2018.

(2)	Mr. Miller was appointed Chief Financial Officer and Senior Vice President effective as of May 16, 2017.

(3)	Mr. Ford was appointed Chief Operating Officer and Senior Vice President effective as of March 1, 2018.

(4)	Mr. Miller served as Chief Executive Officer, President and Chairman of the Board of Directors until May 17, 2017.

(5)	Mr. Negrotti and Ms. Wellenbach were appointed as members of the Board of Directors effective as of April 2, 2018.

(6)	Mr. Sick was appointed a member of the Board of Directors effective as of May 17, 2017.
EXECUTIVE OFFICERS AND BOARD MEMBERS
A brief biography for each executive officer who serves as a director of our general partner is included below.
Leo J. Pound has served as Interim Chief Executive Officer of our general partner since March 30, 2018. He also served as Acting Chief Operating Officer of our general partner from April 16, 2017 until September 29, 2017 and has served on the Board of Directors of our general partner since August 2014. As previously announced, Mr. Pound will be resigning as the Interim Chief Executive Officer of our general partner on the first business day after this Annual Report on Form 10-K is filed, when Joseph M. Redling will commence serving as the President and Chief Executive Officer and a director of our general partner. Mr. Pound has been a Principal of Pound Consulting Inc., which provides management-consulting services to both public and private enterprises, since July 2000. From February 1999 to July 2000, Mr. Pound was Chief Financial Officer of Marble Crafters, a stone importer and fabricator. From October 1995 to February 1999, he was Chief Financial Officer of Jos. H. Stomel & Sons, a wholesale distributor. Since 2013, Mr. Pound has served as the Chairman of the Audit Committee of Alliance Holdings, a private equity firm. From 2012 through December 2015, Mr. Pound had been a director at Turner Long/Short Equity Offshore, an investment partnership managed by Turner Investments, Inc. He also serves as the Chairman of the Audit Committee and as a member of the Compensation Committee and Nominating Committee of Nixon Uniform Service & Medical Wear, a textile rental company. In December 2015, Mr. Pound joined the Board of Directors of Empire Petroleum Partners, a private wholesale fuel distributor. He is also the Chairman of the Audit Committee at Empire Petroleum Partners. Mr. Pound previously served on the Board of Directors of NCO Group, Inc., an international provider of business process outsourcing services, from 2000 until 2011. Mr. Pound chaired the Audit Committee and was a member of the Nominating and Corporate Governance Committee of the Board of Directors of NCO Group, Inc. Mr. Pound is a Certified Public Accountant and a member of the American and Pennsylvania Institutes of Certified Public Accountants. Mr. Pound received a degree in Business Administration from LaSalle University where he majored in Accounting. Mr. Pound brings to the Board of Directors of our general partner broad knowledge of audit practices and financial controls and systems and financial leadership experience.

ADDITIONAL DIRECTORS
A brief biography for each non-executive director of our general partner is included below.
Robert B. Hellman, Jr., has served on the Board of Directors of our general partner since our formation in April 2004. Mr. Hellman co-founded American Infrastructure Funds ("AIM") in 2006 and has been an infrastructure and private real assets investor for over 25 years. He has been an investor and director in a wide variety of industries, including agriculture, building materials, forest products, energy production and distribution, death care, entertainment, health and fitness, and real estate. On behalf of AIM, he currently holds three patents on the application of the design of innovative financial security structures. Bob began his private equity career at McCown DeLeeuw in 1987, and previously was a consultant with Bain & Company, where he was one of the founding members of Bain’s Tokyo office. Bob serves on the board of a number of private companies. He is also a member of the Board of the Stanford Institute for Economic Policy Research (SIEPR) and President of Stanford’s DAPER Investment Fund. He received an M.B.A. from the Harvard Business School with Baker Scholar honors, an M.S. in economics from the London School of Economics, and a B.A. in economics from Stanford University. Mr. Hellman brings to the Board of Directors of our general partner extensive investment management and capital raising experience, combined with excellent leadership and strategic skills.
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
Martin R. Lautman, Ph.D., has served on the Board of Directors of our general partner since our formation in April 2004 and as a director of Cornerstone since its formation in March 1999 through April 2004. Dr. Lautman is currently the Managing Director of Marketing Channels, Inc., a company that provides marketing and marketing research consulting services to the information industry and a partner in Musketeer Capital, a venture capital firm investing in early stage and growth stage companies. Most recently, he served as the President and CEO of GfK Custom Research North America, a division of a public worldwide marketing services company headquartered in Nuremburg, Germany. Prior to that, he was the Senior Managing Director of ARBOR a U.S.-based marketing research agency, where he held several positions including Senior Managing Director. He has also served with Numex Corporation, a public machine tool manufacturing company, as President from 1987 to 1990 and as a director from 1991 to 1997. From 1986 to 2000, Dr. Lautman served on the Board of Advisors of Bachow Inc., a private equity firm specializing in high-tech companies and software. He is currently a board member of Require, a title release tracking company and an advisor to Phoenix International, a market research firm and three early stage fund and growth stage funds. Dr. Lautman is also the former Chairman of the Board of Penn Hillel where he served for four years and is now on the board of Hillel International. Dr. Lautman has lectured on marketing in The Cornell Hotel School and The Columbia University School of Business and has taught courses in both the Executive MBA and MBA programs in marketing management and marketing strategy in The Smeal School of Business of The Pennsylvania State University. He currently teaches Entrepreneurial Marketing in both the undergraduate and MBA programs in The Wharton School of Business of The University of Pennsylvania. Dr. Lautman brings to the Board of Directors marketing, sales and strategic planning expertise and experience with corporate compensation matters.
Stephen J. Negrotti has served on the Board of Directors of our general partner since April 2018. Mr. Negrotti was most recently President and CEO of Turner Investments Inc., an investment manager, from April 2014 until October 2015. He also served as a member of the Board of Directors and President of the Turner Family of Mutual Funds during that time. Mr. Negrotti has been self-employed as an independent certified public accountant and a consultant since October 2015 and was also employed in that capacity from January 2012 until joining Turner. Mr. Negrotti has over 40 years of finance and administration experience. He joined Ernst & Young in Philadelphia in 1976 and was a Partner at Ernst & Young LLP from 1986 through 2011, coordinating services to financial industry clients and acting as an advisor in Ernst & Young’s Global Private Equity practice in New York. Mr. Negrotti holds an MBA in Finance from Drexel University and a Bachelor’s degree in Accounting from The Pennsylvania State University. Mr. Negrotti brings to the Board significant experience in financial oversight and accounting matters.

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
Fenton R. "Pete" Talbott has served on the Board of Directors of our general partner since our formation in April 2004 and had served as Chairman of the Board of Cornerstone from April 2000 through April 2004. Mr. Talbott served as the President of Talbott Advisors, Inc., a consulting firm, from January 2006 through January 2010. Mr. Talbott previously served as an operating affiliate of McCown De Leeuw & Co., LLC from November 1999 to December 2004 and currently serves as an operating affiliate of American Infrastructure Funds, L.L.C. Additionally, he served as the Chairman of the Board of Telespectrum International, an international telemarketing and market-research company, from August 2000 to January 2001. Prior to 1999, Mr. Talbott held various executive positions with Comerica Bank, American Express Corporation, Bank of America, The First Boston Corp., CitiCorp., and other entities. He currently serves as a board member of the Preventative Medicine Research Institute, Kansas University Board of Trustees, and Landmark Dividend, LLC. Mr. Talbott brings to the Board of Directors of our general partner extensive operational and consulting expertise, experience with compensation matters and his significant professional contact base.
Patricia D. Wellenbach has served on the Board of Directors of our general partner since April 2018.  She has been President and CEO of Philadelphia’s Please Touch Museum since November 2015. In such capacity, Ms. Wellenbach is responsible for management and oversight of one of the top 10 children’s museums in the country. The Museum employs 100 people and has a budget of $10.0 million. In addition, Ms. Wellenbach works closely with the Museum’s Board of Trustees and is a steward of a 100,000 square foot building on the National Historic Register. The building is owned by the City of Philadelphia and as such Ms. Wellenbach works closely with city leaders on the preservation of this historic landmark building. From February 2013 to October 2015, Ms. Wellenbach was President and CEO of Green Tree School and Services, a non-residential school and behavioral health clinic for children with autism and severe emotional disturbances. In such capacity, Ms. Wellenbach oversaw a budget of $9.0 million, managed the construction of a new facility and negotiated contracts with two unions. The complexity of the medical and educational needs of the children required Ms. Wellenbach to have experience with a high level of regulatory and compliance issues. From October 2007 to January 2013, Ms. Wellenbach advised companies as President and CEO of Sandcastle Strategy Group, LLC. Ms. Wellenbach currently serves on the Boards of Thomas Jefferson University (from July 2015) and the Philadelphia Mayor’s Cultural Advisory Board (from September 2016). Ms. Wellenbach previously was a member of the Board of Directors at the Reinvestment Fund, a CDFI fund that makes community impact investments in areas of work force development, charter schools, food access and other community needs, from March 2010 until December 2017. Ms. Wellenbach is also a member of the National Association of Corporate Directors, Women Corporate Directors, the Forum of Executive Women and the Pennsylvania Women’s Forum. Ms. Wellenbach holds a degree from the Boston College School of Nursing and a certificate from the UCLA Anderson School of Management’s Healthcare Executive Program. Ms. Wellenbach brings to the Board significant experience in managing complex businesses in transition and restructuring, merger and acquisition experience both as a chief executive officer and as a board member, and experience with risk, regulatory and compliance issues.

EXECUTIVE OFFICERS (NON-BOARD MEMBERS)
A brief biography for each executive officer who does not serve as a director of our general partner is included below.
Mark L. Miller has served as Chief Financial Officer and Senior Vice President of our general partner since May 2017 and was a consultant to our general partner since February 2017. From October 2016 to February 2017, Mr. Miller provided consulting services to a distributor of flooring material. Mr. Miller was on sabbatical from full-time work endeavors from July 2015 to September 2016. From July 2012 through March 2015, Mr. Miller was Chief Financial Officer and Treasurer of CrossAmerica GP, LLC, the general partner of CrossAmerica Partners LP (formerly Lehigh Gas Partners LP), a NYSE-listed limited partnership and a wholesale and retail distributor of motor fuel and a leasee and subleasee of motor fuel retail distribution stores, convenience stores and gas stations. Thereafter, he assisted CrossAmerica for a transition period from March 2015 to June 2015. Prior to his experience with Cross America, Mr. Miller was Vice President of Acquisitions at Dunne Manning Inc. (formerly Lehigh Gas Corporation), where he managed acquisitions, divestitures, acquisition financing and working capital requirements since 2004. Prior to joining Dunne Manning Inc., Mr. Miller was the Chief Financial Officer for several middle market companies in various industries. Mr. Miller also spent six years with Deloitte & Touche LLP. Mr. Miller holds a Bachelor of Science degree in Accounting from Northeastern University and was a Certified Public Accountant.
James S. Ford has served as Chief Operating Officer and Senior Vice President of our general partner since March 1, 2018. Prior to joining StoneMor, Mr. Ford had most recently served as Senior Vice President and Chief Customer Officer of Foundation Partners Group, which owns and operates funeral homes and cemeteries in the United States, where he was employed from September 2014 through January 2018. In such capacity, Mr. Ford was responsible for all operations, sales and marketing activities of Foundation Partners Group. He previously held the position of Vice President, Business Optimization, at Foundation Partners Group where he led efforts to formulate and implement business strategies that drove organizational growth and expansion. Prior to his employment with Foundation Partners Group, Mr. Ford was Senior Vice President and Chief Operating Officer of Cremation Services with the Neptune Society in Plantation, Florida, a provider of cremation services, from June 2004 to November 2013. In such capacity, Mr. Ford’s responsibilities included oversight of Neptune Society’s operations and sales. Before his employment with Neptune Society, Mr. Ford held several senior management positions with Service Corporation International (SCI), a provider of funeral goods and services as well as cemetery property and services, during his 16 years with that company. Mr. Ford has served on the Boards of Directors of the Illinois, Michigan, and Wisconsin Cemetery Associations and the Board of Directors of the Indiana Funeral Directors Association. Mr. Ford attended Loyola University in Los Angeles where he studied Biology and was a licensed Funeral Director in California.
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
Kenneth E. Lee, Jr. has served as National Vice-President of Operations of our general partner since September 2017 and served as Vice-President of Funeral Operations from April 1999 until September 2017. Mr. Lee was part of the management team in place when StoneMor became a public company and was instrumental in growing the funeral home business unit from 5 funeral homes to 98. Earlier in his career, as Vice-President of Combination Funeral/Cemetery Operations at the Loewen Group, Mr. Lee was responsible for more than 135 combination operations. His career spans more than 40 years in the funeral home industry and includes extensive cemetery operations experience.
BOARD MEETINGS AND EXECUTIVE SESSIONS, COMMUNICATIONS WITH DIRECTORS AND BOARD COMMITTEES
In 2017, the Board of Directors of our general partner held four meetings. All directors then in office attended all of these meetings, either in person or by teleconference.
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
The Board of Directors of our general partner has an Audit Committee, a Conflicts Committee, a Trust and Compliance Committee and a Compensation and Nominating and Governance Committee. During 2017, the Board of Directors of our general partner approved the establishment of an Executive Search Committee. The Board of Directors of our general partner appoints the members of such committees. The members of the committees and a brief description of the functions performed by each committee are set forth below.
Audit Committee
The current members of the Audit Committee are Messrs. Lautman and Negrotti (Chairman) and Ms. Wellenbach. The primary responsibilities of the Audit Committee are to assist the Board of Directors of our general partner in its general oversight of our financial reporting, internal controls and audit functions, and it is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors. The Audit Committee’s charter is posted on our website at www.stonemor.com under the "Investors" section. Information on our website does not constitute a part of this Annual Report on Form 10-K.
All current committee members qualify as "independent" under applicable standards established by the SEC and NYSE for members of audit committees. In addition, Mr. Negrotti has been determined by the Board of Directors of our general partner to have accounting or related financial management expertise and meet the qualifications of "audit committee financial experts" in accordance with NYSE listing standards and SEC rules, as applicable. The "audit committee financial expert" designation is a disclosure requirement of the SEC related to Mr. Negrotti's experience and understanding with respect to certain accounting, and auditing matters. The designation does not impose any duties, obligations or liabilities that are greater than those generally imposed on Mr. Negrotti as a member of the Audit Committee and the Board of Directors of our general partner and it does not affect the duties, obligations or liabilities of any other member of the Board of Directors.
Conflicts Committee
The primary responsibility of the Conflicts Committee is to review matters that the directors believe may involve potential conflicts of interest. Members of the Conflicts Committee are appointed and the Conflicts Committee meets on an as-needed basis and determines if a proposed resolution of the conflict of interest is fair and reasonable to us. Members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by the NYSE and certain other requirements. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.
Conflicts of interest may arise between us and our unitholders, on the one hand, and our general partner and its affiliates, on the other hand. As previously announced, Ms. Wellenbach and Mr. Negrotti have been appointed as members of the Conflicts Committee for the purpose of considering, reviewing and making recommendations as to whether a change in our structure from a master limited partnership to a publicly traded Delaware corporation would be in the best interest of the Partnership and our public unitholders. The Board of Directors has approved a fixed fee of $75,000 for their service on the Conflicts Committee, of which $25,000 has been paid and the two remaining installments of $25,000 will be paid on August 31, 2018 and the earlier of October 31, 2018 or the date, if any, on which a change in our structure is completed.
Trust and Compliance Committee
The current members of the Trust and Compliance Committee are Messrs. Hellman (Chairman) and Sick and Ms. Wellenbach. The primary responsibilities of the Trust and Compliance Committee are to assist the Board in fulfilling its responsibility in the oversight management of merchandise trusts and perpetual care trusts (merchandise trusts together with perpetual care trusts, the "Trusts") and to review and recommend an investment policy for the Trusts, including (i) asset allocation, (ii) acceptable risk levels, (iii) total return or income objectives and (iv) investment guidelines relating to eligible investments, diversification and concentration restrictions, and performance objectives for specific managers or other investments. The Trust and Compliance Committee also oversees matters of non-financial compliance, including our overall compliance with applicable legal and regulatory requirements.

Compensation and Nominating and Governance Committee
The current members of the Compensation and Nominating and Governance Committee (the "Compensation Committee") are Messrs. Sick (Chairman), Hellman and Pound. The primary responsibilities of the Compensation Committee are to oversee compensation decisions for the non-management directors of our general partner and executive officers of our general partner (in the event they are to be paid by our general partner), as well as our long-term incentive plan, to select and recommend nominees for election to the Board of Directors of our general partner.
Executive Search Committee
The members of the Executive Search Committee were Howard L. Carver (Chair), a former director, and Messrs. Hellman and Pound. The purpose of the Executive Search Committee was to recruit and recommend to the Board of Directors of our general partner candidates for the vacancies in the positions of Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The Executive Search Committee was disbanded after the appointments of Messrs. Grady and Miller in May 2017.
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
The Code of Ethical Conduct for Financial Managers, the Code of Business Conduct and Ethics for Directors, the Code of Ethics Policy, and the Corporate Governance Guidelines are publicly available on our website under the "Investors" section at www.stonemor.com. Information on our website does not constitute a part of this Annual Report on Form 10-K.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Our general partner’s directors, officers and beneficial owners of more than 10% of common units, if any, are required to file reports of ownership and reports of changes in ownership with the SEC. Directors, officers and beneficial owners of more than 10% of our common units are also required to furnish us with copies of all such reports that are filed. Based solely on our review of copies of such forms and amendments and on written representations from reporting individuals, we believe that all of the directors and executive officers of our general partner filed the required reports on a timely basis under Section 16(a) of the Exchange Act during the year ended December 31, 2017, except that Mr. Lautman failed to file a late Form 4 or Form 5 to report one direct acquisition of 1,110 common units and three indirect acquisitions of an aggregate of 2,400 common units by his spouse and trusts for his children.

ITEM 11.	EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
The following is a brief overview of the more detailed discussion and analysis set forth in this section, which focuses on compensation paid to our named executive officers in 2017. Whenever we refer in this Annual Report on Form 10-K to the "named executive officers," we are referring to those executive officers of our general partner that we identified in the Summary Compensation Table below: R. Paul Grady, our President and Chief Executive Officer from May 17, 2017 through March 30, 2018; Lawrence Miller, our former Chief Executive Officer, President and Chairman of the Board; Mark L. Miller, our Chief Financial Officer and Senior Vice President; Sean P. McGrath, our former Chief Financial Officer and Secretary; Austin K. So, our General Counsel, Chief Legal Officer and Secretary; Dina S. Kelly, our former National Vice President of Sales and Marketing; and Kenneth E. Lee, Jr., our National Vice President of Operations, along with Leo J. Pound, who served as our Acting Chief Operating Officer from April 16, 2017 through September 29, 2017 and is now serving as our Interim Chief Executive Officer.
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
In 2017, the Compensation Committee determined the compensation of our executive officers without the input of any compensation consultants. Compensation decisions for individual executive officers are the result of the subjective analysis of a number of factors, including the executive officer’s experience, skills and tenure with us as well as the input of our Chief Executive Officer (except in the case of his compensation). In making individual compensation decisions, the Compensation Committee relies on the judgment and experience of its members as well as information that is reasonably available to committee members, including, but not limited to, comparable company data.

The Compensation Committee considers the amount of each executive officer’s current compensation as a base against which it determines whether increases are appropriate in order to provide continuing performance incentives. In addition, the Compensation Committee evaluates the compensation that would be appropriate to attract and retain executive officers in light of the competition. The Compensation Committee considers the impact of accounting and tax treatments to us and the recipients in determining executive officers’ compensation.
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

Base Salary
Base salary is the guaranteed element of our executive officers’ compensation. The respective base salaries of our named executive officers described below reflect the subjective assessment of the Compensation Committee and the board, taking into consideration the experience of the executive, the competitive market for similarly skilled executives, the complexity of the executive’s job, our financial capabilities and business goals. The base salaries of our named executive officers for the year ended December 31, 2017 were as follows:

Name	Base Salary
R. Paul Grady	$600,000
Lawrence Miller	$528,000
Mark L. Miller	$450,000
Sean P. McGrath	$350,000
Austin K. So	$375,000 (1)
Dina S. Kelly	$325,000 (2)
Kenneth E. Lee, Jr.	$275,000 (3)
Leo J. Pound	N/A (4)
______________________

(1)	Mr. So's base salary was increased from $275,000 to $375,000 effective February 1, 2017.
(2)	Ms. Kelly's base salary was increased from $285,000 to $325,000 effective February 1, 2017.
(3)	Mr. Lee's base salary was increased from $200,000 to $220,000 effective April 6, 2017 and to $275,000 effective September 5, 2017.
(4)	Mr. Pound did not receive a base salary. He was compensated as a consultant at a rate of $70,000 per month for serving as our Acting Chief Operating Officer.
Bonuses
Annual bonuses are designed to motivate our executives to achieve our short-term earnings growth and provide awards for successful management of the business. Such bonuses and the identity of the recipients are determined at the discretion of the Compensation Committee, after considering the recommendations of our Chief Executive Officer related to other executive officers and employees. The Compensation Committee considers the following factors in determining the amount of discretionary bonus payable to an executive officer: our overall performance in light of economic conditions experienced during the fiscal year, the executive’s contribution to our annual and long-term strategic objectives and the quality of the executive’s work. Based on the Partnership’s performance during 2017, Mark L. Miller received a bonus in the form of 14,556 restricted common units pursuant to his employment agreement plus a cash bonus of $50,000, and Mr. So received a cash bonus of $93,750.
The Compensation Committee also recognized that 2017 was a year of significant transition for the Partnership. To compensate Mr. So for his efforts during the first quarter of 2017, which the Compensation Committee considered to be substantially beyond the scope of his normal duties, the Compensation Committee awarded him a special bonus of $100,000. In addition, the Compensation Committee established a retention bonus program for Messrs. So and Lee and Ms. Kelly pursuant to which they are entitled to the following quarterly retention bonuses provided that they remain employed as of the end of such quarter: $50,000 and $25,000 in 2017 and 2018, respectively, for Mr. So and Ms. Kelly and $12,500 for Mr. Lee in 2017.
As our National Vice President of Sales and Marketing, Ms. Kelly also participated in a sales bonus program prior to the termination of her employment pursuant to which she was entitled to a bonus equal to a percentage of her base salary based on the extent to which the Partnership’s sales budget was achieved, with performance being measured and the bonus being paid on a quarterly basis. For 2017, Ms. Kelly earned a bonus of $30,469 pursuant to this program. Ms. Kelly also received the second $50,000 installment of her hire bonus in 2017.

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
For 2017, the Compensation Committee intended to grant phantom units in the form of Time Vested Units ("TVUs") and Performance Vested Units ("PVUs") to the executive team to enhance the alignment of the executives’ performance with unitholders’ interests and to reward executives for achieving long-term strategic goals. However, due to the delay in filing our periodic reports with the Securities and Exchange Commission, these awards (the "Delayed 2017 Awards") were not made until March 19, 2018, on which date the Compensation Committee also finalized 2017 performance levels and determined that no such performance levels had been achieved. The TVUs included in the Delayed 2017 Awards vest ratably over three years and the PVUs included in such awards are subject to annual vesting in 2018 and 2019 at threshold and target levels of performance. Upon vesting, the executive is entitled to one common unit for each vested TVU or PVU.
The following table sets forth the number of TVUs and PVUs awarded pursuant to the Delayed 2017 Awards, which figures do not include applicable distribution equivalent rights ("DERs"). The information in the table below reflect the number of PVUs that each executive may receive pursuant to such awards with respect to each of 2018 and 2019, depending on whether the threshold or target level of performance is achieved. The Compensation Committee endeavors to establish the applicable threshold and target level of performance within the first 90 days of each calendar year. If performance conditions are not determinable on or before December 31 of the applicable calendar year, PVUs will vest at the target level.

Name(1)	Number of TVUs	Annual PVUs at Threshold Level	Annual PVUs at Target Level
Mark L. Miller	13,889	2,315	4,630
Austin K. So	11,574	1,929	3,858
Dina J. Kelly	10,031	1,672	3,344
Kenneth E. Lee, Jr.	4,244	707.5(2)	1,415
______________________

(1)
No awards were made to the other named executive officers because they had either ceased serving in such capacities or had announced their intention to resign prior to the date on which the Delayed 2017 Awards were made.

(2)	Actual number will be rounded down to nearest whole unit on a cumulative basis.
On March 19, 2018, the Compensation Committee granted additional phantom units to Dina Kelly that had been contemplated by her original offer letter in 2016 but never granted. The grant consisted of 2,951 TVUs, vesting one third on grant and the balance in two equal installments on each of August 15, 2018 and 2019 (the second and third anniversaries of her start date), and PVUs subject to vesting as of December 31, 2018 at threshold (492 units), target (additional 492 units) and maximum (additional 984 units) levels of performance for 2018.
The unvested TVUs and PVUs described above are not entitled to receive distributions made by us to holders of common units until such units have vested. However, we maintain a DER account for each executive which is credited with the distributions that would have been paid on the unvested TVUs and PVUs had such units been outstanding from and after the grant date.
Except as may be otherwise provided in an executive’s employment or award agreement, in the event of the termination of the employment of the executive, (whether voluntary or involuntary and regardless of the reason for the termination, or for no reason whatsoever), the unvested TVUs and PVUs are automatically forfeited. The Partnership has not yet resolved with Lawrence Miller (and neither an arbitrator nor a court has resolved) the extent to which any unvested PVUs vested and the restrictions thereon lapsed in connection with Mr. Miller's separation of employment in May 2017; his unvested TVUs vested and the restrictions thereon lapsed at that time. Mr. McGrath’s unvested TVUs and PVUs were forfeited in accordance with their terms upon his separation of employment.

For additional information on awards previously made to our executive officers, see Note 12 to consolidated financial statements included in this Annual Report on Form 10-K. The board does not have a program, plan or practice to time grants of awards in coordination with release of material non-public information.
In 2017, 2,699 phantom units were credited to Lawrence Miller’s mandatory deferred compensation account, pursuant to his DERs under his executive restricted phantom unit agreements. Phantom units become payable, in cash or common units, at our election, upon Mr. Miller’s separation of service or upon the occurrence of certain other events specified in the applicable agreement. For each phantom unit in Mr. Miller’s mandatory deferred compensation account, we credited such account, solely in phantom units, with an amount, in respect of Mr. Miller’s DERs, equal to the cash distributions paid on our common units each quarter. The crediting occurred as of the date on which we paid such cash distributions on our common units. The number of phantom units credited to Mr. Miller’s mandatory deferred compensation account was calculated by dividing the dollar amount of the DERs by the closing price for the common units on the trading day immediately prior to the day on which the cash distribution was paid on our common units. Each DER is the economic equivalent of one common unit.
Severance Agreements
The employment agreement for Lawrence Miller provided for severance benefits upon a separation of employment of Mr. Miller. In May 2017, Mr. Miller’s retirement as President, Chief Executive Officer and Chairman of the Board of Directors of our general partner became effective. In connection with the announcement of Mr. Miller’s retirement, StoneMor GP and Mr. Miller entered into a Separation Agreement and General Release. The agreement provides, among other things, that StoneMor GP will appoint Mr. Miller as Vice Chairman of the Board of Directors of StoneMor GP (the "Board") for the period commencing on the date of his retirement through the end of the period of time in which Mr. Miller is eligible to receive Separation Benefits as defined below (the "Severance Period"). Following the expiration of the Severance Period, Mr. Miller’s continued service as a director of StoneMor GP will be subject to the discretion of its sole member, and Mr. Miller has agreed to resign as a director of StoneMor GP following such expiration if requested by the Chairman of StoneMor GP.
The agreement also provides that, during the Severance Period, StoneMor GP will engage Mr. Miller as a consultant and that, in such capacity, his duties will include, but not be limited to, the following (the "Consulting Services"): (i) advising the Board and management of StoneMor GP with respect to lobbying and other efforts to oppose legislative initiatives in Pennsylvania seeking to restrict pre-need sales and pre-need delivery of cemetery merchandise and services; (ii) advising StoneMor GP’s management and the Executive Committee of the Board on the conversion of cemetery pre-need merchandise-and-services trust funds into fully-paid life insurance securing the obligations to deliver merchandise to and perform services for the purchasers thereof; (iii) working with StoneMor GP’s management to generally serve as an ambassador for StoneMor GP within the death care industry; and (iv) continuing to be StoneMor GP’s liaison to the Archdiocese of Philadelphia. StoneMor GP and Mr. Miller intend that the amount of Consulting Services performed by Mr. Miller will be an average of eight hours per week, and will, in all events be less than 20% of the average level of services provided by Mr. Miller during the 36-month period immediately preceding the cessation of Mr. Miller’s employment with StoneMor GP.
In addition, the agreement provides, among other things, that Mr. Miller is entitled to the compensation and benefits set forth in Section 6.02(d) of his employment agreement, which include the following (the "Separation Benefits"): (i) base salary earned but not paid prior to May 17, 2017; (ii) payment for all accrued but unused vacation time up to May 17, 2017; (iii) payment of any earned bonus that was deferred; (iv) any bonus payable pursuant to any bonus program, to the extent already earned but not paid in the fiscal year ending December 31, 2017; (v) an amount equal to Mr. Miller’s base salary in effect on May 17, 2017, multiplied by a factor of 2.50, which amount is payable in accordance with the regular payroll practices of StoneMor GP in equal installments over two and one-half years, unless Mr. Miller is a "specified employee" (within the meaning of Section 409A of the Internal Revenue Code, as amended, and pursuant to the methodology adopted by StoneMor GP) as of his termination of employment, in which case such amount shall commence to be paid within 60 days following the end of the six month period that begins on the date of Mr. Miller’s termination of employment; (vi) immediate vesting of and lapsing of restrictions on all unvested stock awards; (vii) continued participation in StoneMor GP’s medical, dental, hospitalization and life insurance plans, programs and/or arrangements in which Mr. Miller was participating on May 17, 2017 until the earliest of (x) two years, (y) the date Mr. Miller receives substantially equivalent coverage under the plans, programs and/or arrangements of a subsequent employer or (z) the date on which such plans are terminated, provided, however that if such coverage is not allowed under StoneMor GP’s plans, Mr. Miller is entitled to a lump sum payment, less contributions, in an amount equal to the amount that StoneMor GP would have spent on Mr. Miller’s premiums for the same period, based on the then-applicable premiums; and (viii) such additional benefits as may be provided under existing plans and programs of StoneMor GP (other than severance payments payable under any benefit plan). In exchange for the Separation Benefits, Mr. Miller agreed to remain employed with StoneMor GP through the effective date of his retirement and agreed to a customary release and discharge of StoneMor GP, the Partnership and each of the other Releases (as defined in the agreement) from certain employment-related and other claims, liabilities and causes of action, whether known or unknown. The agreement also contains other terms and conditions customary for an agreement of this nature.

On June 2, 2018, Ms. Kelly’s employment as National Vice President of Sales and Marketing of our general partner was terminated. In connection with Ms. Kelly’s termination and pursuant to the terms of her employment agreement, StoneMor GP and Ms. Kelly entered into a Separation Agreement and General Release. The Separation Agreement and General Release provides, among other things, that Ms. Kelly is entitled to receive, in addition to compensation vested or earned prior to her termination, payment of her base salary for a period of 12 months following her termination, to be paid in equal installments in accordance with the normal payroll practices of our general partner, commencing within 60 days following her termination, with the first payment including any amounts not paid between the date of her termination and the date of the first payment, and a pro-rata cash bonus with respect to the fiscal year of the Partnership ending December 31, 2018, if any, determined by our general partner (subject to certain restrictions), which will be payable at the same time that annual incentive cash bonuses are paid to other executives of our general partner, but in no event later than March 15, 2019. The Separation Agreement and General Release included a customary release by Ms. Kelly in favor of StoneMor GP, the Partnership and certain other related persons and entities.
The letter agreement with Mr. McGrath provided for a payment equal to one year of his base salary in case of Mr. McGrath’s termination without cause, including due to a change of control. In May 2017, Mr. McGrath’s resignation as Chief Financial Officer of our general partner became effective. In connection with the announcement of his resignation, StoneMor GP and Mr. McGrath entered into a Separation Agreement and General Release, pursuant to the terms of which Mr. McGrath received $100,000 following the filing of our Annual Report on Form 10-K for fiscal 2016 for his continued service as our Chief Financial Officer through May 16, 2017 and in consideration for a customary release. In addition, our general partner paid Mr. McGrath $100,000.00, less taxes and required withholding, as a buyout of his incentive interest that was set forth in his letter agreement offer, and $53,000.00, less taxes and required withholding, as a cash distribution on that incentive interest.
We believe that the foregoing arrangements are necessary to provide for personal financial security and encourage the continued attention and dedication of the management talent required to achieve our business goals.
Health and Welfare Benefits and Perquisites
Our named executive officers participate in a wide array of benefit plans that are available to all of our salaried employees, including health, life and disability insurance plans. We generally do not offer our named executive officers any material compensation in the form of perquisites. Perquisites provided to our named executive officers described in the footnotes to the Summary Compensation Table below are linked to our compensation philosophy of encouraging the long-term retention of our executives.
COMPENSATION COMMITTEE REPORT
The Compensation and Nominating and Governance Committee of the Board of Directors of our general partner has reviewed and discussed with management the Compensation Discussion and Analysis for the year ended December 31, 2017. Based on such review and discussions, the Compensation and Nominating and Governance Committee recommended to the board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
This Compensation Committee Report shall not be deemed incorporated by reference in any document previously or subsequently filed with the SEC that incorporates by reference all or any portion of this Annual Report on Form 10-K, except to the extent that we specifically request that the report be incorporated by reference.
By the Compensation and Nominating and Governance Committee.

Robert A. Sick, Chairman
Robert B. Hellman, Jr.
Leo J. Pound

SUMMARY COMPENSATION TABLE
The following table sets forth summary information relating to all compensation awarded to, earned by or paid to the individuals listed in the table below, collectively referred to as our "named executive officers," for all services rendered in all capacities to our subsidiaries and us during the years noted. The term "Stock" in the Summary Compensation Table and other tables included in this Part III, Item 11. Executive Compensation refer to common units of the Partnership.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards (2) ($)	Non-Equity Incentive Plan Compensation	All Other Compensation (3) ($)	Total ($)
R. Paul Grady (4)	2017	$380,770	$—	$—	$—	$25,000	$405,770
Chief Executive Officer and President

Lawrence Miller (5)	2017	$191,181	$—	$—	$—	$403,859	$595,040
Former Chief Executive Officer,	2016	$517,846	$264,000	$1,350,763	$—	$47,700	$2,180,309
President and Chairman of the Board	2015	$528,000	$—	$1,354,782	$—	$50,494	$1,933,276

Mark L. Miller (6)	2017	$287,577	$150,000	$159,034	$—	$113,575	$710,186
Chief Financial Officer and Senior Vice President

Sean P. McGrath (7)	2017	$60,577	$—	$—	$—	$253,510	$314,087
Former Chief Financial Officer	2016	$343,269	$—	$448,016	$—	$7,323	$798,608
and Secretary	2015	$87,500	$175,000	$447,944	$—	$—	$710,444

Austin K. So	2017	$367,308	$343,750	$132,522	$—	$10,780	$854,360
General Counsel, Chief Legal Officer and Secretary	2016	$137,500	$12,612	$68,727	$—	$—	$218,839

Dina S. Kelly (8)	2017	$321,923	$250,000	$141,893	$30,469	$12,387	$756,672
National Vice President of Sales and Marketing

Kenneth E. Lee, Jr.	2017	$232,981	$37,500	$48,598	$—	$12,395	$331,474
National Vice-President of Operations

Leo J. Pound (9)	2017	$420,000	$—	$—	$—	$—	$420,000
Acting Chief Operating Officer

______________________

(1)	Represents bonus amounts actually paid during the applicable year except as otherwise indicated.

(2)
Represents the aggregate grant date fair value of awards made during the year in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 ("ASC Topic 718"). In 2017, Lawrence Miller received 2,699 restricted phantom units with an aggregate fair value of $28,396. 2017 amounts also include the TVUs and PVUs received by Mark L. Miller, Austin K. So, Dina S. Kelly and Kenneth E. Lee, Jr. under the Long-Term Incentive Plan pursuant to the Delayed 2017 Awards with aggregate fair values of $159,634, $132,522, $114,860 and $48,598, respectively, assuming the target condition is met in each of the three vesting periods for the PVUs. 2017 amounts also include the delayed award of additional TVUs and PVUs granted to Ms. Kelly in March 2018 under the Long Term Incentive Plan with a fair value of $27,033 assuming the target condition is met for 2018; the value of this award is $33,794 if the maximum condition is met in 2018. In 2016, Lawrence Miller received 9,074 restricted phantom units with an aggregate fair value of $183,926. Also, Lawrence Miller, Sean P. McGrath and Austin K. So received TVUs and PVUs under the Long-Term Incentive Plan with aggregate fair values of $1,166,837, $448,016 and $68,727, respectively, assuming the target condition is met in each of the three vesting periods. The values of these awards are $1,750,281, $672,024, and $103,115, respectively, if the maximum conditions are met in each of the three vesting periods. In 2015, Mr. Miller received 6,609 restricted phantom units with an aggregate fair value of $187,830. Also, Lawrence Miller and Sean P. McGrath received TVUs and PVUs under the Long-Term Incentive Plan with aggregate fair values of $1,166,952 and $447,944, respectively, assuming the target condition is met in each of the three vesting periods. The values of these awards are $1,750,388 and $671,970, respectively, if the maximum conditions are met in each of the three vesting periods.

(3)	All other compensation for 2017 includes the following personal benefits:

	Benefit
Name	Car	Cell Phone	Sales Trip	DER Cash Settlement
Lawrence Miller	$6,600	$—	$7,294	$53,146
Sean P. McGrath	$—	$510	$—	$—
Austin K. So	$—	$2,040	$7,991	$749
Dina S. Kelly	$1,200	$2,040	$9,147	$—
Kenneth E. Lee, Jr.	$4,500	$—	$7,895	$—

(4)
Mr. Grady commenced service as our Chief Executive Officer and President on May 17, 2017. The amount set forth under "All Other Compensation" is comprised of a $10,000 reimbursement for legal fees incurred in connection with the negotiation of his employment agreement and a $15,000 reimbursement for the premium for a supplemental directors' and officers’ liability insurance policy.

(5)
Mr. Miller's retirement as Chief Executive Officer, President and Chairman of the Board of Directors became effective on May 17, 2017. The amount set forth under "All Other Compensation" includes $336,819 in cash severance paid in 2017 but excludes the value of the TVUs to which Mr. Miller became entitled and any PVUs to which Mr. Miller may be entitled following the resolution by the Partnership and him, or a determination by an arbitrator or a court, of the extent to which his unvested PVUs vested and the restrictions thereon lapsed, in connection with his separation from employment, and the value of any DERs payable in connection therewith. For information regarding cash distributions that may be received by Mr. Miller by reasons of his ownership interests in our general partner or its affiliates see Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.

(6)
Mr. Miller commenced service as our Chief Financial Officer and Senior Vice President on May 16, 2017. Mr. Miller's bonus amount represents the grant date fair value of the restricted units issued to him in March 2018 in accordance with ASC Topic 718. The amount set forth under "All Other Compensation" is comprised of $88,575 in consulting fees we paid to his consulting firm for consulting services prior to his commencement of service as our Chief Financial Officer, a $10,000 reimbursement for legal fees incurred in connection with the negotiation of his employment agreement, and a $15,000 reimbursement for the premium for a supplemental directors' and officers’ liability insurance policy.

(7)
Mr. McGrath’s resignation as Chief Financial Officer and Secretary became effective on May 16, 2016. The amount set forth under "All Other Compensation" includes $253,000 paid to Mr. McGrath pursuant to his Separation Agreement and General Release. See 'Compensation Discussion and Analysis - Severance Agreements" above for further discussion of that agreement.

(8)	Ms. Kelly served as our National Vice President of Sales and Marketing from February 2017 until June 2018 and served as National Vice President of Sales from August 2016 until February 2017.

(9)
Mr. Pound served as our Acting Chief Operating Officer from April 16, 2017 through September 29, 2017, and also served as a director of StoneMor GP throughout 2017. The amount set forth under "Salary" represents consulting fees we paid to his consulting firm for his service as Acting Chief Operating Officer. The amount set forth under "All Other Compensation" represents the compensation Mr. Pound received in 2017 for his service as a director of StoneMor GP, and is comprised of the following:

Fees Earned or Paid In Cash ($)(1)	Stock Awards ($)(2)	Total ($)
$126,000	$21,468	$147,468
______________________

(1)
Mr. Pound was entitled to an annual retainer for services as a director of $80,000, which is received in cash, restricted phantom units or a combination of cash and restricted Phantom units, at his election. A minimum of $20,000 of the $80,000 annual retainer was required to be paid in restricted phantom units. In addition to the retainer, Mr. Pound was entitled to a meeting fee of $2,000 for each meeting of the board of directors attended in person and $1,500 for each committee meeting attended in person, a fee of $500 for participation in each board call that is greater than one hour, but less than two hours, and $1,000 for participation in each telephone board call that is two hours or more. Mr. Pound also received a fee of $50,000 for serving on the Executive Search Committee of the Board of Directors. Mr. Pound is also entitled to receive restricted phantom units pursuant to his distribution equivalent rights.

(2)
The restricted phantom units awarded as retainer compensation are credited to a mandatory deferred compensation account established for Mr. Pound. In addition, for each restricted phantom unit in such account, we credit the account, solely in additional restricted phantom units, an amount of distribution equivalent rights so as to provide Mr. Pound a means of participating on a one-for-one basis in distributions made to holders of our common units. Payment of Mr. Pound's mandatory deferred compensation account will be made on the earliest of (i) his separation of service as a director, (ii) disability, (iii) unforeseeable emergency, (iv) death or (v) change of control of the Partnership or our general partners. Any such payment will be made at our election in our common units or cash. A summary of the activity in Mr. Pound's account is shown below:

Deferred Compensation Account Balance at 12/31/2016	2017 Elective Compensation	2017 Awards Pursuant to Distribution Equivalent Rights	Deferred Compensation Account Balance at 12/31/2017
2,185	2,716	154	5,055
These figures include certain restricted phantom units to which Mr. Pound would have been entitled but which have not yet been granted due to the Partnership’s delinquent periodic report filings with the SEC. See the table below for further details. The fair value of each grant awarded to Mr. Pound is as follows:

Grant Date		Fair Value Per Unit (1)	Fair Value of Units Granted
2/14/2017		$10.52	$557
3/7/2017		$9.55	$5,000
5/15/2017	(2)	$9.02	$911
5/17/2017	(2)	$9.04	$5,000
8/16/2017	(2)	$6.10	$5,000
11/3/2017	(2)	$6.78	$5,000
			$21,468
______________________

(1)
The fair value of the awards was calculated in accordance with ACS Topic 718. The fair value per unit is based on the closing price of our common units on the date immediately preceding the date of grant except that, for the units that have not been granted, the fair value is based on the closing price of our common units on the date immediately preceding the date on which Mr. Pound would have been entitled to receive them because (a) that will be the value used to determine the number of restricted phantom units to be granted and (b) no value can be calculated in accordance with ASC Topic 718 because such units have not yet been granted.

(2)	These units have not yet been granted. The date listed as "Grant Date" is the date on which Mr. Pound would have been entitled to receive such units.

GRANTS OF PLAN-BASED AWARDS DURING THE YEAR ENDED DECEMBER 31, 2017
The following table sets forth information regarding grants of plan-based awards to our named executive officers during the year ended December 31, 2017. No such awards were made to Messrs. Grady, McGrath or Pound.

		Estimated Future Payouts Under Equity Incentive Plan						All Other Stock Awards: Number of		Grant Date Fair Value of Stock and Option Awards

		Threshold		Target		Maximum
Name	Grant Date	(#)		(#)		(#)
Lawrence Miller	2/14/2017	—		—		—		2,699	(1)	$28,396	(2)
Mark L. Miller	3/20/2018	—		—		—		13,889	(3)	$95,417	(4)
	3/20/2018	4,630	(3)	9,260	(3)	—		—		$63,616	(4)
Austin K. So	3/20/2018	—		—		—		11,574	(3)	$79,513	(4)
	3/20/2018	3,858		7,714	(3)	—		—		$53,009	(4)
Dina S. Kelly	3/20/2018	—		—		—		12,982	(3)	$89,186	(4)
	3/20/2018	3,836	(3)	7,180	(3)	8,164	(3)	—		$59,467	(4)
Kenneth E. Lee, Jr.	3/20/2018	—		—		—		4,244	(3)	$29,156	(4)
	3/20/2018	1,415	(3)	2,830	(3)	—		—		$19,442	(4)
______________________

(1)
Under the executive restricted phantom unit agreements entered into under our long-term incentive plans, Mr. Miller was credited with 2,699 phantom units during 2017 pursuant to his distribution equivalent rights. The distribution equivalent rights accrue on restricted phantom units representing limited partner interests and become payable, in cash or common units, at the election of the issuer, upon the separation of the reporting person from service or upon the occurrence of certain other events. Each distribution equivalent right is the economic equivalent of one common unit representing a limited partner interest.

(2)
The grant date fair value, pursuant to his distribution equivalent rights, is equal to the cumulative restricted phantom units outstanding at the time of the distribution, multiplied by the per-unit monetary distribution, divided by the closing price per common unit on the day prior to the distribution date.

(3)
Represents the Delayed 2017 Awards granted to Mark L. Miller, Austin K. So, Dina S. Kelly and Kenneth E. Lee, Jr., and an additional award of phantom units to Ms. Kelly relating to the commencement of her employment. These awards consisted of both TVUs and PVUs. Excludes the 14,556 restricted common units issued in March 2018 to Mark L. Miller as partial payment of his 2017 bonus pursuant to his employment agreement. Refer to "Compensation Discussion and Analysis" above for more information about these awards.

(4)
The fair value per unit is based on the closing price of our common units on the date immediately preceding the date of grant and the assumption that the target or, where applicable, maximum performance conditions were met.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2017
The following table sets forth information with respect to outstanding equity awards at December 31, 2017 for our named executive officers.

	Stock Awards
Name (1)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Lawrence Miller	91,996	(2)	$603,494	(2)	—		$—
Austin K. So	—		$—		3,179	(3)	$28,325	(3)
______________________

(1)
No equity awards were held at December 31, 2017 by any named executive officer not listed in this table. Excludes all equity awards granted in March 2018. Also excludes the TVUs to which Lawrence Miller became entitled in connection with his separation of employment but which have not yet been issued and any PVUs as to which the Partnership and Mr. Miller have not resolved (and neither an arbitrator nor a court has resolved) the extent to which they have vested.

(2)
Consistent with prior periods, during 2017 Mr. Miller was credited with 2,699 phantom units pursuant to his distribution equivalent rights pursuant to awards granted under our long-term incentive plans. Mr. Miller is also entitled to 3,247 phantom units, which have not been credited but are included in the table above, pursuant to his distribution equivalent rights. The phantom units become payable, in cash or common units, at our election, upon the separation of the executive from service as an executive of our general partner or upon the occurrence of certain other events. The market value has been computed by multiplying the closing price of the common units on December 31, 2017 by the number of restricted phantom units held by Mr. Miller in his deferred compensation account at December 31, 2017.

(3)	The market value of these outstanding awards has been computed by multiplying the closing price of the common units on December 31, 2017 by the number of unvested units held by Mr. So.
OPTION EXERCISES AND STOCK VESTED DURING YEAR ENDED DECEMBER 31, 2017
The following table provides information about the value realized by the named executive officers on the exercise of unit appreciation rights during the year ended December 31, 2017.

	Option Awards		Stock Award
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Lawrence Miller	—	$—	14,935	$133,071
Austin K. So	—	$—	454	$4,336
______________________

(1)	Represents the number of units vested multiplied by the closing price of the common units on the date the units vested.

AGREEMENTS WITH NAMED EXECUTIVE OFFICERS
The following is a summary of certain material provisions of agreements between our general partner and our named executive officers.
R. Paul Grady
Mr. Grady and our general partner are parties to an employment agreement effective May 17, 2017 pursuant to which Mr. Grady served as President and Chief Executive Officer of our general partner. On February 26, 2018, Mr. Grady resigned as President, Chief Executive Officer and a director effective on March 30, 2018. Mr. Grady’s base salary was $600,000 per year. The agreement provided that Mr. Grady was eligible to receive an annual incentive cash bonus provided that he was employed on the last day of the fiscal year to which such bonus relates, and provided further that he would not have been eligible for such bonus unless other senior executive team members had also earned a bonus for such fiscal year. The amount of the cash bonus was to be within a range of 0% to 150% of his base salary with respect to the applicable fiscal year. The agreement provided that, in lieu of all or a portion of any cash bonus with respect to the 2017 fiscal year, Mr. Grady would have been eligible to receive a grant of restricted common units in the Partnership with a value equal to $300,000. Such restricted common units would have vested, if at all, in equal monthly installments over the two year period following the date of grant and would have had rights to distributions consistent with fully vested common units in the Partnership. The grant of such restricted common units was to be made as promptly as practicable after the Partnership had filed all of its required reports under the Securities Exchange Act of 1934, as amended. Because Mr. Grady gave notice of his intention to resign prior to the grant of such units and such units would, as a result, have been forfeited effective upon his resignation, he did not receive any such award.
Under the agreement, Mr. Grady was also entitled to participate in the Partnership’s 2014 Long-Term Incentive Plan (the "LTIP") for the 2017 fiscal year and each fiscal year thereafter, to the extent that our general partner offers the LTIP to all of its senior executives. Because Mr. Grady’s resignation will be effective prior to the date on which any of the Delayed 2017 Awards would vest, Mr. Grady did not participate in the Delayed 2017 Awards. The agreement also provided that Mr. Grady was entitled to a 4% profit participation in our general partner, which was forfeited in connection with his resignation. Our general partner also agreed to reimburse Mr. Grady for the cost of a supplemental directors’ and officers’ insurance policy for up to $5,000,000 and to pay up to $10,000 in attorneys’ fees incurred by Mr. Grady in connection with the review, negotiation and documentation of his agreement.
The agreement provided for certain benefits if Mr. Grady’s employment was terminated by our general partner with or without "Cause" or by Mr. Grady with or without "Good Reason" or in the event of Mr. Grady’s death or "Disability" of a "Change in Control" (as such terms are defined in the agreement). In connection with Mr. Grady’s voluntary resignation, no such benefits were payable.
The agreement also included customary covenants running during Mr. Grady’s employment and for 18 months thereafter prohibiting solicitation of employees, directors, officers, associates, consultants, agents or independent contractors, customers, suppliers, vendors and others having business relationships with our general partner and prohibiting Mr. Grady from directly or indirectly competing with our general partner. The agreement also contained provisions relating to protection of our general partner’s property, its confidential information and ownership of intellectual property as well as various other covenants and provisions customary for an agreement of this nature.
Lawrence Miller
Prior to his retirement, Lawrence Miller and our general partner were parties to an amended and restated employment agreement. The agreement had an initial term of three years, subject to automatic extension for successive one-year terms unless either party gave written notice of non-renewal ninety days prior to the end of the then term.
Under the agreement, Mr. Miller received an annual base salary of $528,000, subject to increase at the discretion of our general partner’s Board of Directors or the Compensation Committee. In addition, Mr. Miller was eligible to receive an annual bonus award based upon satisfaction of objectives approved by the Board of Directors or the Compensation Committee. If no objectives were established, Mr. Miller may have, at the discretion of StoneMor GP, received a bonus of up to 50% of his base salary for meeting budgeted goals. Mr. Miller was also entitled to participate in other discretionary bonus or performance-based bonus programs for senior executives as well as equity incentive plans, as determined in the discretion of the Board or the Compensation Committee.

The agreement provided that, in the event of Mr. Miller’s death or "Disability," as defined in the agreement, Mr. Miller, or his estate, and/or beneficiaries, as applicable, would have been entitled to: (i) earned but unpaid base salary prior to the date of termination; (ii) payment for all accrued but unused vacation time prior to the date of termination; (iii) in the event of death, payment for any earned but deferred bonus for any year prior to the year of his death or, in the event of Disability, payment of any earned but unpaid bonus that was deferred or elected to be deferred by Mr. Miller or StoneMor GP; (iv) a pro rata portion of the bonus payable under any bonus program in effect for the year in which the termination occurs; (v) immediate vesting of and lapsing of restrictions on all unvested stock awards, if any, held as of the date of termination; (vi) continuation of personal or family medical benefits, as applicable, for two years; (vii) in the event of death, a payment of $4,875,000, or in the event of Disability, an amount equal to the product of Mr. Miller’s base salary, multiplied by a factor of 2.50; and (viii) such additional benefits provided for in the then existing plans, programs and/or arrangements of StoneMor GP.
The agreement also provided that, in the event Mr. Miller’s employment was terminated for "Cause," as defined in the agreement, Mr. Miller would have been entitled to: (i) earned but unpaid base salary prior to the date of termination; (ii) payment for all accrued but unused vacation time prior to the date of termination; (iii) payment of any earned bonus that was deferred; and (iv) such additional benefits as may be provided by the then existing plans, programs and/or arrangements of StoneMor GP.
The agreement provided that, in the event Mr. Miller’s employment was terminated by StoneMor GP without Cause or by Mr. Miller for "Good Reason," as defined in the Amended and Restated Employment Agreement, Mr. Miller would have been is entitled to: (i) earned but unpaid base salary prior to the date of termination; (ii) payment for all accrued but unused vacation time up to the date of termination; (iii) payment of any earned bonus that was deferred; (iv) any bonus payable pursuant to any bonus program, to the extent already earned but not paid in the year in which termination occurs; (v) an amount equal to Mr. Miller’s base salary, multiplied by a factor of 2.50; (vi) immediate vesting of and lapsing of restrictions on all unvested stock awards; (vii) continued participation in StoneMor GP’s medical, dental, hospitalization and life insurance plans, programs and/or arrangements in which he was participating on the date of the termination until the earlier of two years; the date he receives substantially equivalent coverage under the plans, programs and/or arrangements of a subsequent employer or the date on which such plans are terminated, provided, however that if such coverage not be allowed under StoneMor GP’s plans, Mr. Miller is entitled to a lump sum payment, less contributions, in an amount equal to the amount that StoneMor GP would have spent on Mr. Miller’s premiums for the same period; and (viii) such additional benefits provided under existing plans and programs of StoneMor GP (other than severance payments payable under any benefit plan).
In May 2017, Mr. Miller’s retirement as President, Chief Executive Officer and Chairman of the Board of Directors of our general partner became effective. In connection with the announcement of Mr. Miller’s retirement, StoneMor GP and Mr. Miller entered into a Separation Agreement and General Release. See "Compensation Discussion and Analysis-Severance Agreements" above for a discussion of the terms of the Separation Agreement and General Release.
Mark L. Miller
Mark L. Miller and our general partner are parties to an employment agreement effective as of May 16, 2017 pursuant to which Mr. Miller serves as Chief Financial Officer and Senior Vice President of our general partner. Mr. Miller’s initial base salary under the agreement is $450,000 per year, which base salary is subject to annual review by the Board. Any decrease in base salary shall be made only to the extent StoneMor GP contemporaneously and proportionately decreases the base salaries of all of its senior executives.
The agreement provides that Mr. Miller is eligible to receive an annual incentive cash bonus with respect to each fiscal year of StoneMor GP, provided that he will not be eligible to receive such bonus if he is not employed on the last day of the fiscal year to which such bonus relates and, further, he will not be eligible for such bonus unless other senior executive team members have also earned a bonus for such fiscal year. The amount of the cash bonus will be within a range of 0% to 75% of his base salary with respect to the applicable fiscal year. With respect to fiscal year 2017, the agreement provides that Mr. Miller was eligible for a pro-rated cash bonus based upon the time Mr. Miller was employed by StoneMor GP during fiscal year 2017. In addition, the agreement provides that, to the extent that the cash bonus payable to Mr. Miller with respect to the 2017 fiscal year, if any, is determined to exceed $100,000, only the amounts in excess of $100,000 shall be payable to Mr. Miller in cash.
The agreement provides that, in lieu of all or a portion of any cash bonus with respect to the 2017 fiscal year, Mr. Miller was entitled to receive a grant of restricted common units in the Partnership with a value equal to $100,000. Such restricted common units will vest, if at all, in equal monthly installments over the two year period following the date of grant and will have rights to distributions consistent with fully vested common units in the Partnership. The grant of such restricted common units was made on March 19, 2018, and is subject to such other terms and conditions as are set forth in the Executive Restricted Unit Agreement entered into between Mr. Miller and StoneMor GP at the time of grant.

Under the agreement, Mr. Miller is also entitled to participate in the LTIP for the 2017 fiscal year and each fiscal year thereafter, to the extent that StoneMor GP offers the LTIP to all senior executives of StoneMor GP. Mr. Miller’s participation in the LTIP with respect to the 2017 fiscal year and in any future fiscal year, if offered by StoneMor GP, shall be in an annual amount equal to 50% of his base salary, with 50% of such annual amount vesting in equal annual installments over three years and 50% of the annual amount vesting based upon attainment of performance goals as determined by the Executive Committee of the Board, in consultation with the Compensation Committee.
The agreement also provides that Mr. Miller shall be entitled to a 1% profit participation in StoneMor GP, with the terms of such profit participation (including, but not limited to, vesting terms and distribution participation rights) being subject to and governed by the agreement to be entered into promptly following the effective date. StoneMor GP also agreed to reimburse Mr. Miller for the cost of a supplemental directors’ and officers’ insurance policy for up to $5,000,000.
If Mr. Miller’s employment is terminated by StoneMor GP for "Cause" or by Mr. Miller without "Good Reason" or in the event of Mr. Miller’s death or "Disability" (as such terms are defined in the agreement), Mr. Miller will be entitled to receive the following: (i) any base salary for days actually worked through the date of termination; (ii) reimbursement of all expenses for which Mr. Miller is entitled to be reimbursed pursuant to the agreement, but for which he has not yet been reimbursed; (iii) any vested accrued benefits under StoneMor GP’s employee benefit plans and programs in accordance with the terms of such plans and programs, as accrued through the date of termination; (iv) vested but unissued equity in StoneMor GP or the Partnership; (v) any bonus or other incentive (or portion thereof) for any preceding completed fiscal year that has been awarded by StoneMor GP to Mr. Miller, but has not been received by him prior to the date of termination; and (vi) accrued but unused vacation, to the extent Mr. Miller is eligible in accordance with StoneMor GP’s policies.
If Mr. Miller’s employment is terminated by StoneMor GP without "Cause" or by Mr. Miller for "Good Reason" (as such terms are defined in the agreement), and provided that Mr. Miller enters into a release as provided for in the agreement, Mr. Miller would be entitled to receive, in addition to the benefits described in the preceding paragraph, the following: (i) payment of his base salary for a period of 12 months following the effective date of his termination, to be paid in equal installments in accordance with the normal payroll practices of StoneMor GP, commencing within 60 days following the date of termination, with the first payment including any amounts not yet paid between the date of termination and the date of the first payment and (ii) a pro-rata cash bonus for the fiscal year in which such termination occurs, if any, determined by StoneMor GP (subject to certain the restrictions as set forth above), which shall be paid at the same time that annual incentive cash bonuses are paid to other executives of StoneMor GP, but in no event later than March 15 of the fiscal year following the fiscal year in which the date of termination occurs.
In the event of a "Change in Control" (as such term is defined in the agreement), all outstanding equity interests granted to Mr. Miller that are subject to time-based vesting provisions and that are not fully vested shall become fully vested as of the date of such Change in Control. The agreement also includes customary covenants running during Mr. Miller’s employment and for 12 months thereafter prohibiting solicitation of employees, directors, officers, associates, consultants, agents or independent contractors, customers, suppliers, vendors and others having business relationships with StoneMor GP and prohibiting Mr. Miller from directly or indirectly competing with StoneMor GP. The agreement also contains provisions relating to protection of StoneMor GP’s property, its confidential information and ownership of intellectual property as well as various other covenants and provisions customary for an agreement of this nature.
Sean P. McGrath
Prior to his resignation, Mr. McGrath was party to a letter agreement with our general partner that provided for Mr. McGrath to receive an annual base salary of $350,000 per year and an annual incentive bonus of $175,000 for his services in 2015 and 2016. Pursuant to the letter agreement, Mr. McGrath was also eligible to receive, subject to mutually agreed terms and conditions: (i) an annual incentive bonus, with a target bonus equal to 75% of his annual base salary; (ii) an annual equity incentive award targeted at 75% of Mr. McGrath’s base salary; (iii) a 1% interest in our general partner; and (iv) a payment equal to one year of base salary in case of Mr. McGrath’s termination without cause, including due to a change of control. Mr. McGrath also entered into a Confidentiality and Non-Compete Agreement with our general partner, which contains customary non-solicitation, non-competition and confidentiality covenants.
In May 2017, Mr. McGrath’s resignation as Chief Financial Officer of our general partner became effective. In connection with the announcement of his resignation, StoneMor GP and Mr. McGrath entered into a Separation Agreement and General Release. See "Compensation Discussion and Analysis-Severance Agreements" above for a discussion of the terms of the Separation Agreement and General Release.

Austin K. So
In May 2016, Mr. So entered into a letter agreement with our general partner, which provided that Mr. So would receive an annual base salary of $275,000. Pursuant to the letter agreement, Mr. So was also eligible to receive, subject to mutually agreed terms and conditions: (i) an annual incentive bonus, with a target bonus equal to 25% of his annual base salary; (ii) an annual equity incentive award targeted at 25% of Mr. So’s base salary, which was subsequently increased to 50% in the discretion of the Compensation Committee; and (iii) salary continuation for a period of 6 months in case of Mr. So’s termination without cause, provided that he has been employed with the Company for a period of at least 12 months, but less than 24 months. Mr. So also entered into a Confidentiality, Nondisclosure, and Restrictive Covenant Agreement with our general partner, which contains customary non-solicitation, non-competition and confidentiality covenants.
In January 2017, Mr. So entered into a letter agreement with our general partner which provided that, effective as of February 1, 2017, his annual base salary increased to $375,000. In addition, Mr. So received a cash bonus of $100,000 in connection with the execution of this letter agreement. The letter agreement also provides that Mr. So is eligible to receive a quarterly retention bonus of $50,000 per quarter, payable in cash after the end of each quarter in 2017, and a quarterly retention bonus of $25,000 per quarter, payable in cash after the end of each quarter in 2018. In order to be eligible to receive a quarterly retention bonus with respect to a particular quarter, Mr. So must be employed by the general partner on the day the general partner pays the applicable retention bonus.
On June 15, 2018, Mr. So and our general partner entered into an employment agreement pursuant to which Mr. So continues to serve as General Counsel, Chief Legal Officer and Secretary of our general partner. The agreement superseded the letter agreements described above. Mr. So’s base salary under the agreement remains $375,000 per year, which base salary is subject to annual review by the Board. Any decrease in base salary shall be made only to the extent StoneMor GP contemporaneously and proportionately decreases the base salaries of all of its senior executives.
The agreement provides that Mr. So is eligible to receive an annual incentive cash bonus with respect to each fiscal year of StoneMor GP, provided that he will not be eligible to receive such bonus if he is not employed on the last day of the fiscal year to which such bonus relates and, further, he will not be eligible for such bonus unless other senior executive team members have also earned a bonus for such fiscal year. The amount of the cash bonus will be targeted at 50% of his base salary with respect to the applicable fiscal year. Mr. So remains entitled to receive a quarterly retention bonus of $25,000 per quarter, payable in cash after the end of each quarter in 2018, provided that he is employed by the general partner on the day the general partner pays the applicable retention bonus.
Under the agreement, Mr. So is also entitled to participate in the LTIP to the extent that StoneMor GP offers the LTIP to all senior executives of StoneMor GP. Mr. So’s participation in the LTIP, if offered by StoneMor GP, shall be in an annual amount equal to 50% of his base salary, with 50% of such annual amount vesting in equal annual installments over three years and 50% of the annual amount vesting based upon attainment of performance goals as determined by the Compensation Committee. To the extent Mr. So’s employment terminates on account of "Retirement" (as such term is defined in the agreement) during a performance period applicable to a particular LTIP grant, the portion of such LTIP grant that is subject to performance goals shall be earned pro-rata based on actual performance and the number of months that Mr. So was employed during the performance period. To be eligible for a pro-rated portion of the LTIP grant in the event of a retirement, Mr. So must execute a release substantially in the form attached to his agreement.
If Mr. So’s employment is terminated by StoneMor GP for "Cause" or by Mr. So without "Good Reason" or in the event of Mr. So’s death or "Disability" (as such terms are defined in the agreement), Mr. So will be entitled to receive the following: (i) any base salary for days actually worked through the date of termination; (ii) reimbursement of all expenses for which Mr. So is entitled to be reimbursed pursuant to the agreement, but for which he has not yet been reimbursed; (iii) any vested accrued benefits under StoneMor GP’s employee benefit plans and programs in accordance with the terms of such plans and programs, as accrued through the date of termination; (iv) vested but unissued equity in StoneMor GP or the Partnership; (v) any bonus or other incentive (or portion thereof) for any preceding completed fiscal year that has been awarded by StoneMor GP to Mr. So, but has not been received by him prior to the date of termination; and (vi) accrued but unused vacation, to the extent Mr. So is eligible in accordance with StoneMor GP’s policies.

If Mr. So’s employment is terminated by StoneMor GP without "Cause" or by Mr. So for "Good Reason" (as such terms are defined in the agreement), and provided that Mr. So enters into a release as provided for in the agreement, Mr. So would be entitled to receive, in addition to the benefits described in the preceding paragraph, the following: (i) payment of his base salary for a period of 12 months following the effective date of his termination, to be paid in equal installments in accordance with the normal payroll practices of StoneMor GP, commencing within 60 days following the date of termination, with the first payment including any amounts not yet paid between the date of termination and the date of the first payment and (ii) a pro-rata cash bonus for the fiscal year in which such termination occurs, if any, determined by StoneMor GP (subject to certain the restrictions as set forth above), which shall be paid at the same time that annual incentive cash bonuses are paid to other executives of StoneMor GP, but in no event later than March 15 of the fiscal year following the fiscal year in which the date of termination occurs.
In the event of a "Change in Control" (as such term is defined in the agreement), all outstanding equity interests granted to Mr. So that are subject to time-based vesting provisions and that are not fully vested shall become fully vested as of the date of such Change in Control. The agreement also includes customary covenants running during Mr. So’s employment and for 12 months thereafter prohibiting solicitation of employees, directors, officers, associates, consultants, agents or independent contractors, customers, suppliers, vendors and others having business relationships with StoneMor GP and prohibiting Mr. So from directly or indirectly competing with StoneMor GP. The agreement also contains provisions relating to protection of StoneMor GP’s property, its confidential information and ownership of intellectual property as well as various other covenants and provisions customary for an agreement of this nature.
Dina S. Kelly
In July 2016, Ms. Kelly entered into a letter agreement with our general partner, which provided that Ms. Kelly would receive an annual base salary of $285,000. Pursuant to the letter agreement, Ms. Kelly was also eligible to receive, subject to mutually agreed terms and conditions: (i) a guaranteed first year bonus of $100,000, payable $50,000 after 30 days and $50,000 in February 2017; (ii) an annual equity incentive award targeted at 50% of her base salary; and (iii) a 2017 incentive bonus equal to 75%, 50% or $40% of her base salary if the Partnership achieved 100%, 99% or 98%, respectively, of its sales budget. Ms. Kelly also entered into a Confidentiality, Nondisclosure, and Restrictive Covenant Agreement with our general partner, which contains customary non-solicitation, non-competition and confidentiality covenants.
In January 2017, Ms. Kelly entered into a letter agreement with our general partner which provided that, effective as of February 1, 2017, her annual base salary increased to $325,000. The letter agreement also provides that Ms. Kelly is eligible to receive a quarterly retention bonus of $50,000 per quarter, payable in cash after the end of each quarter in 2017, and a quarterly retention bonus of $25,000 per quarter, payable in cash after the end of each quarter in 2018. In order to be eligible to receive a quarterly retention bonus with respect to a particular quarter, Ms. Kelly must be employed by the general partner on the day the general partner pays the applicable retention bonus.
On May 10, 2018, Ms. Kelly and our general partner entered into an employment agreement pursuant to which Ms. Kelly continued to serve as National Vice President of Sales and Marketing of our general partner. The agreement superseded the letter agreements described above. Ms. Kelly’s base salary under the agreement remained $325,000 per year, which base salary was subject to annual review by the Board. Any decrease in base salary would be made only to the extent our general partner contemporaneously and proportionately decreased the base salaries of all of its senior executives.
The agreement provided that Ms. Kelly was eligible to receive an annual incentive cash bonus with respect to each fiscal year of our general partner, provided that she would not be eligible to receive such bonus if she was not employed on the last day of the fiscal year to which such bonus relates and, further, she would not be eligible for such bonus unless other senior executive team members have also earned a bonus for such fiscal year.
Under the agreement, Ms. Kelly was also entitled to participate in the LTIP to the extent that StoneMor GP offered the LTIP to all senior executives of StoneMor GP. Ms. Kelly’s participation in the LTIP, if offered by StoneMor GP, would have been in an annual amount equal to 50% of her base salary, with 50% of such annual amount vesting in equal annual installments over three years and 50% of the annual amount vesting based upon attainment of performance goals as determined by the Compensation Committee. Ms. Kelly would have been entitled to receive a quarterly retention bonus of $25,000 per quarter, payable in cash after the end of each quarter in 2018, provided that she was employed by the general partner on the day the general partner pays the applicable retention bonus.

In the event of Ms. Kelly’s death or "Disability" (as such term was defined in the agreement), Ms. Kelly would have been entitled to receive the following: (i) any base salary for days actually worked through the date of termination; (ii) reimbursement of all expenses for which Ms. Kelly was entitled to be reimbursed pursuant to the agreement, but for which she had not yet been reimbursed; (iii) any vested accrued benefits under StoneMor GP’s employee benefit plans and programs in accordance with the terms of such plans and programs, as accrued through the date of termination; (iv) vested but unissued equity in StoneMor GP or the Partnership; (v) any bonus or other incentive (or portion thereof) for any preceding completed fiscal year that had been awarded by our general partner to Ms. Kelly, but had not been received by her prior to the date of termination; and (vi) accrued but unused vacation, to the extent Ms. Kelly was eligible in accordance with StoneMor GP’s policies.
In the event Ms. Kelly’s employment was terminated by our general partner or by Ms. Kelly for any reason other than as described in the preceding paragraph, and provided that Ms. Kelly entered into a release as provided for in the agreement, Ms. Kelly would have been entitled to receive, in addition to the benefits described in the preceding paragraph, the following: (i) payment of her base salary for a period of 12 months following the effective date of her termination, to be paid in equal installments in accordance with the normal payroll practices of our general partner, commencing within 60 days following the date of termination, with the first payment including any amounts not paid between the date of termination and the date of the first payment and (ii) a pro-rata cash bonus for the fiscal year in which such termination occurs, if any, determined by our general partner (subject to certain the restrictions as set forth above), which would have been paid at the same time that annual incentive cash bonuses are paid to other executives of our general partner, but in no event later than March 15 of the fiscal year following the fiscal year in which the date of termination occurred.
In the event of a "Change in Control" (as such term is defined in the agreement), all outstanding equity interests granted to Ms. Kelly that were subject to time-based vesting provisions and that were not fully vested would have become fully vested as of the date of such Change in Control. The agreement also included customary covenants running during Ms. Kelly’s employment and for 12 months thereafter prohibiting solicitation of employees, directors, officers, associates, consultants, agents or independent contractors, customers, suppliers, vendors and others having business relationships with StoneMor GP and prohibiting Ms. Kelly from directly or indirectly competing with StoneMor GP. The agreement also contained provisions relating to protection of StoneMor GP’s property, its confidential information and ownership of intellectual property as well as various other covenants and provisions customary for an agreement of this nature.
The agreement contained a general release pursuant to which Ms. Kelly and Ms. Kelly’s agents, successors, assigns and legal representatives, for and in consideration of the obligations set forth in the agreement, waived, released and forever discharged the Company and other “Released Parties” (as such term was defined in the agreement), to the maximum extent permitted by law, from any and all suits, claims, demands, rights, actions, or causes of action of whatever kind or nature, in law or in equity, direct or indirect, known or unknown, matured or not matured. The general release does not extend to certain types of claims and is subject to certain other customary limitations and exceptions.
In June 2018, Ms. Kelly’s employment as National Vice President of Sales and Marketing of our general partner was terminated. In connection with her termination, StoneMor GP and Ms. Kelly entered into a Separation Agreement and General Release pursuant to which, in consideration for a customary release, she will be entitled to continue receiving her base salary for a period of twelve months plus a pro rata portion of any bonus the Company determines to pay for 2018.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
The following table describes the potential payments and benefits to which any named executive officer would have been entitled under his or her respective employment arrangements described above upon termination of employment or upon a change in control had such event occurred as of December 31, 2017, except that for Lawrence Miller and Sean P. McGrath, the amounts reflect the amounts actually payable in connection with their separation from the Partnership.

Name	Cash Severance Payment ($)	Continuation of Medical / Welfare Benefits (Present Value) ($)	Acceleration and Continuation of Equity Awards ($)	Total Termination Benefits ($)
R. Paul Grady (1)	$900,000	$—	$—	$900,000
Lawrence Miller (2)	$1,320,000	$21,218	$—	$1,341,218
Mark L. Miller (1)	$450,000	$—	$—	$450,000
Sean P. McGrath	$253,000	$—	$—	$253,000
Austin K. So (3)	$375,000	$—	$210,408	$585,408
Dina S. Kelly (4)	$325,000	$—	$—	$325,000

______________________

(1)
Represents the amount that the named executive officer would have been entitled had he terminated his employment for Good Reason or been terminated by StoneMor GP Without Cause, in each case as of December 31, 2017 and as such terms are defined in his respective employment agreement. Such amount would have been paid over 18 months and 12 months for Mr. Grady and Mr. Miller, respectively, in accordance with StoneMor GP’s normal payroll practices. Excludes any value attributable to the acceleration of vesting of any time-vested awards under our long-term incentive plans because no such awards had been made as of December 31, 2017.

(2)
Under the terms of his Separation Agreement, Mr. Miller is entitled to receive his base salary for 30 months, payable in accordance with StoneMor GP’s normal payroll practices, and continuation of medical, dental, hospitalization and life insurance for 24 months, subject to certain exceptions. The amounts set forth for Mr. Miller do not include the value of the acceleration of TVUs to which Mr. Miller became entitled, or any PVUs to which he may be entitled upon resolution by Mr. Miller and the Partnership, or a determination by an arbitrator or a court, of the extent to which his unvested PVUs vested and the restrictions thereon lapsed, in connection with his separation, or the value of any related DERs..

(3)
Represents the cash severance payment to which Mr. So would have been entitled had his employment been terminated by StoneMor GP without cause or by Mr. So for good reason on December 31, 2017 had his June 15, 2018 employment agreement been in effect on such date. Under that agreement, the vesting of any units awarded to Mr. So that were subject to vesting based on time would have been accelerated.

(4)
Represents the cash severance payment to which Ms. Kelly would have been entitled had her employment been terminated by StoneMor GP or by her for any reason other than death or disability on December 31, 2017 and had her May 10, 2018 employment agreement been in effect on such date. Without giving effect to such employment agreement, as of December 31, 2017, Ms. Kelly would have been entitled to continue receiving her base salary for six months if she was terminated by StoneMor GP without cause before August 15, 2018.

Lawrence Miller’s retirement as President, Chief Executive Officer and Chairman of the Board of Directors of our general partner was effective in May 2017. Mr. McGrath’s resignation as Chief Financial Officer was effective in May 2017. See "Compensation Discussion and Analysis-Severance Agreements" above for a discussion of the terms of their respective severance packages.

DIRECTOR COMPENSATION
The following table sets forth compensation information for 2017 for each member of our general partner’s Board of Directors, except for Lawrence Miller, who served as Chief Executive Officer, President and Chairman of the Board of our general partner during 2016 and who does not receive additional compensation for serving on the board, and Leo J. Pound, who served as Acting Chief Operating Officer for a portion of 2017. See "Summary Compensation Table" for compensation disclosures related to Messrs. Miller and Pound.

	Fees Earned or Paid in Cash	Stock Awards
Name (1)	($)	($) (5)	Total ($)
Howard L. Carver (2)	$114,000	$57,631	$171,631
Jonathan A. Contos (3)	$95,000	$—	$95,000
Allen R. Freedman (2)	$40,000	$102,859	$142,859
Robert B. Hellman, Jr.	$103,000	$—	$103,000
Martin R. Lautman, Ph.D.	$52,000	$69,877	$121,877
William R. Shane (4)	$30,000	$26,425	$56,425
Robert A. Sick	$44,000	$—	$44,000
Fenton R. Talbott	$84,500	$36,295	$120,795
______________________

(1)
Each director denoted was entitled to an annual retainer of $80,000, which could be received in cash, restricted phantom units or a combination of cash and restricted phantom units at the director’s election. A minimum of $20,000 of the $80,000 annual retainer was required to be paid in restricted phantom units to each director. Following the Reorganization, the board determined that this minimum did not apply to Messrs. Hellman and Contos, who were compensated in cash thereafter. In addition to the retainers, the same directors were entitled to a meeting fee of $2,000 for each meeting of the board of directors attended in person and $1,500 for each committee meeting attended in person, a fee of $500 for participation by telephone in any board or committee meeting that is greater than one hour, but less than two hours, and $1,000 for participation by telephone in any board or committee meeting that is two hours or more. In addition, Mr. Freedman received an annual retainer of $15,000 as the Chairman of the Audit Committee, Mr. Talbott receives an annual retainer of $10,000 for serving as the Chairman of our Compensation and Nominating and Governance Committee and Mr. Carver received a fee of $50,000 for serving on the Executive Search Committee. Lastly, each director is entitled to receive restricted phantom units pursuant to their distribution equivalent rights. The cash amounts shown in the table above are those earned during 2017. For information regarding cash distributions that may be received by our directors by reasons of their ownership interests in our general partner or its affiliates see Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.

(2)	The terms of Messrs. Carver and Freedman as directors expired May 1, 2018.

(3)	Mr. Contos resigned as a director effective February 9, 2018.

(4)	Mr. Shane resigned as a director effective May 17, 2017.

(5)
The restricted phantom units awarded as retainer compensation are credited to a mandatory deferred compensation account established for each such person. In addition, for each restricted phantom unit in such account, we credit the account, solely in additional restricted phantom units, an amount of distribution equivalent rights so as to provide the restricted phantom unit holders a means of participating on a one-for-one basis in distributions made to holders of our common units. Payments of the participant’s mandatory deferred compensation account will be made on the earliest of (i) separation of the participant from service as a director, (ii) disability, (iii) unforeseeable emergency, (iv) death or (v) change of control of the Partnership or our general partner. Any such payment will be made at our election in our common units or cash. A summary of activity in these accounts is shown below:

	Restricted Phantom Units (1)
	Deferred Compensation Account Balance at 12/31/2016	2017 Elective Compensation	2017 Awards Pursuant to Distribution Equivalent Rights	Conversion to Common Units Upon Resignation	Deferred Compensation Account Balance at 12/31/2017
Howard L. Carver	26,289	5,268	1,823	—	33,380
Jonathan A. Contos	—	—	—	—	—
Allen R. Freedman	34,078	10,535	2,367	—	46,980
Robert B. Hellman, Jr.	5,857	—	—	—	5,857
Martin R. Lautman, Ph.D.	29,638	6,584	2,056	—	38,278
William R. Shane	24,495	1,077	1,696	—	27,268
Robert A. Sick	—	—	—	—	—
Fenton R. Talbott	24,302	2,634	1,682	—	28,618
______________________

(1)
This table includes certain restricted phantom units to which the recipient would have been entitled but which have not yet been granted due to the Partnership’s delinquent periodic report filings with the SEC. See the table below for further details.

The grant date fair value of each grant awarded to each director of our general partner, who was not also an executive officer of our general partner, is as follows:

			Fair Value of Units Granted
		Fair Value per	Howard	Jonathan	Allen	Robert	Martin	William	Robert	Fenton
Grant Date		Unit (1)	Carver	Contos	Freedman	Hellman	Lautman	Shane	Sick	Talbott
2/14/2017		$10.52	$8,348	$—	$10,590	$—	$9,371	$7,920	$—	$7,856
3/7/2017		$9.55	$10,000	$—	$20,000	$—	$12,500	$5,000	$—	$5,000
5/15/2017	(2)	$9.02	$9,283	$—	$12,269	$—	$10,506	$8,505	$—	$8,439
5/17/2017	(2)	$9.04	$10,000	$—	$20,000	$—	$12,500	$5,000	$—	$5,000
8/16/2017	(2)	$6.10	$10,000	$—	$20,000	$—	$12,500	$—	$—	$5,000
11/3/2017	(2)	$6.78	$10,000	$—	$20,000	$—	$12,500	$—	$—	$5,000
Total			$57,631	$—	$102,859	$—	$69,877	$26,425	$—	$36,295
______________________

(1)
The fair value of awards was calculated in accordance with ASC Topic 718, The fair value per unit is based on the closing price of our common units on the date immediately preceding the date of grant except that, for the units that have not been granted, the fair value is based on the closing price of our common units on the date immediately preceding the date on which the recipient would have been entitled to receive them because (a) that will be the value used to determine the number of restricted phantom units to be granted and (b) no value can be calculated in accordance with ASC Topic 718 because such units have not yet been granted.

(2)	These units have not yet been granted. The date listed as "Grant Date" is the date on which the recipient would have been entitled to receive such units.
During the third quarter of 2014, Messrs. Hellman and Contos elected to have all compensation pertaining to their services rendered paid directly to ACII. Mr. Sick has also elected to have all compensation pertaining to his services rendered paid directly to ACII.
LONG-TERM INCENTIVE PLANS
In 2004, our general partner adopted the StoneMor Partners L.P. Long-Term Incentive Plan, as amended (the "2004 long-term incentive plan), for employees, consultants and directors of our general partner and its affiliates. The 2004 long-term incentive plan permits the grant of awards covering an aggregate of 1,124,000 common units in the form of unit options, unit appreciation rights, restricted units and phantom units. The 2004 long-term incentive plan expired on September 10, 2014 pursuant to its terms. Although outstanding awards under the 2004 long-term incentive plan continue in effect upon such expiration, we were unable to grant new awards under the 2004 long-term incentive plan after September 10, 2014. The Board of Directors of our general partner unanimously approved the StoneMor Partners L.P. 2014 Long-Term Incentive Plan (the "2014 Plan") effective September 24, 2014, subject to unitholder approval, and on November 13, 2014, at a special meeting of unitholders, the 2014 Plan was approved by unitholders. Generally, the terms of the 2014 Plan and the 2004 long-term incentive plan are similar. The 2014 Plan provides us with more flexibility in granting various types of awards and includes, for example, unit awards, which were not part of the 2004 long-term incentive plan.
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
Awards under the 2014 Plan may be in the form of: (i) phantom units; (ii) restricted units (including unit distribution rights, referred to as "UDRs"); (iii) options to acquire common units; (iv) UARs; (v) DERs; (vi) unit awards and cash awards; and (viii) performance awards. Awards under the 2014 Plan may be granted either alone or in addition to, in tandem with or in substitution for any other award granted under the 2014 Plan. Awards granted in addition to or in tandem with other awards may be granted at either the same time as or at a different time from the other award. If an award is granted in substitution or exchange for another award, the Compensation Committee shall require the recipient to surrender the original award in consideration for the grant of the new award. Awards under the 2014 Plan may be granted in lieu of cash compensation, including in lieu of cash amounts payable under other plans of our general partner, our Partnership or any affiliates, in which the value of common units subject to the award is equivalent in value to the cash compensation or in which the exercise price, grant price, or purchase price of the award in the nature of a right that may be exercised is equal to the fair market value of the underlying common units minus the value of the cash compensation surrendered. Summaries of the different types of awards are provided below:
Phantom Unit
A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of our Compensation Committee, the cash equivalent of the fair market value of a common unit. The Compensation Committee determines the number of phantom units to be granted, the period of time when the phantom units are subject to forfeiture, vesting or forfeiture conditions, which may include accelerated vesting upon the achievement of certain performance goals, and such other terms and conditions the Compensation Committee may establish, including whether DERs are granted with respect to phantom units.
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
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
None of the persons who served as members of the Compensation and Nominating and Governance Committee (Fenton R. Talbott, Robert B. Hellman, Jr. or Howard L. Carver) in 2017 has ever been an officer or other employee of our Partnership, or has any relationship requiring disclosure under Item 404 of Regulation S-K other than as described in Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.
Additionally, there were no compensation committee "interlocks" during 2017, which generally means that none of the executive officers of our general partner served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Compensation and Nominating and Governance Committee of the Board of Directors of our general partner.
PAY RATIO DISCLOSURE
We believe the compensation of our executive officers should be internally consistent and equitable in order to motivate our employees to seek to create value for our unitholders. As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we calculated the ratio of the median of the annual total compensation of all of our employees except our principal executive officer and the annual total compensation of our principal executive officer.
To develop this ratio, we first identified all of our employees as of December 31, 2017. This included full-time, part-time, seasonal and temporary employees, but did not include independent contractors or workers who were employed by, and whose compensation was determined by, unaffiliated third parties with whom we contracted for such services. We then prepared a list of all such employees in order of total wages as reported in Box 1 of their respective 2017 Forms W-2 to determine our median employee. Once the median employee was identified, we calculated the median employee's annual total compensation in the same manner as we calculated "Total Compensation" for our named executive officers in the Summary Compensation Table above.
We calculated the annual total compensation of our principal executive officer by taking the "Total Compensation" set forth in the Summary Compensation Table for R. Paul Grady, who was our principal executive officer at December 31, 2017, and annualizing it for 2017.

Based on these calculations, we estimate that the median of the annual total compensation of all of our employees except our principal executive officer for 2017 was $26,705, and we estimate that our principal executive officer's annualized total compensation, based on 229 days of employment, for 2017 was $646,751. Thus, the ratio of the estimated 2017 annual total compensation of our principal executive officer to the estimated median of the annual total compensation in 2017 of all of our employees other than our principal executive officer was 24.2:1. We believe this ratio is a reasonable estimate that was calculated in accordance with Item 402(u) of Regulation S-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, the beneficial ownership of the common units of StoneMor as of June 20, 2018 held by beneficial owners of 5% or more of the units, if any, by directors and named executive officers of our general partner and by all directors and executive officers of our general partner as a group. Unless otherwise indicated, the address for each unitholder is c/o StoneMor Partners L.P., 3600 Horizon Boulevard, Trevose, PA 19053. Unless otherwise indicated, the beneficial owner named in the table is deemed to have sole voting and sole dispositive power of the units set forth opposite such beneficial owner’s name.

Name of Beneficial Owner	Position	Amount of Beneficial Ownership	Percent of Class
R. Paul Grady	Former President and Chief Executive Officer	—	*
Sean P. McGrath	Former Chief Financial Officer	2,512	*
Leo J. Pound (1)	Interim Chief Executive Officer and a Director	1,200	*
Mark L. Miller	Chief Financial Officer and Senior Vice President	—	*
Austin K. So	General Counsel, Chief Legal Officer and Secretary	454	*
Dina S. Kelly	Former National Vice President of Sales and Marketing	—	*
Kenneth E. Lee, Jr.	National Vice-President of Operations	18,876	*
Robert B. Hellman, Jr. (2)	Chairman of the Board of Directors	4,476,396	11.8%
Lawrence Miller (3)	Vice Chairman of the Board of Directors	323,828	*
Martin R. Lautman, Ph.D. (4)	Director	164,441	*
Stephen J. Negrotti	Director	—	*
Robert A. Sick	Director	—	*
Fenton R. Talbott (5)	Director	18,435	*
Patricia D. Wellenbach	Director	—	*
All current directors and officers as a group (12 persons)		5,003,630	13.2%
Axar Capital Management, L.P. (6) 1330 Avenue of the Americas, 30th Floor, New York, NY 10019		6,650,613	17.5%
Oaktree Capital Management LP (7) 333 S Grand Ave, 28th FL, Los Angeles, CA 90071		4,477,857	11.8%
American Cemeteries Infrastructure Investors, LLC (2) 950 Tower Lane, Suite 800, Foster City, CA 94404		2,364,162	6.2%
 _____________________

*	Less than one percent

(1)	Includes 100 common units held by Mr. Pound's spouse.

(2)
Mr. Hellman’s beneficial ownership includes 35,711 common units held by Mr. Hellman directly, 2,076,523 common units held by StoneMor GP Holdings, LLC, and 2,364,162 common units held by American Cemeteries Infrastructure Investors, LLC, referred to as "ACII." AIM Universal Holdings, LLC, referred to as "AUH," is the sole manager of ACII. Ms. Judy Bornstein and Messrs. Matthew P. Carbone and Robert B. Hellman Jr. are managing members of AUH, collectively referred to as the "managing members." The managing members may be deemed to share voting and dispositive power over the common units held by ACII. ACII is owned by its members: American Infrastructure MLP Fund II, L.P., referred to as "AIM II," American Infrastructure MLP Founders Fund II, L.P., referred to as "AIM FFII," and AIM II Delaware StoneMor, Inc., referred to as "AIM II StoneMor." AIM II StoneMor is owned by American Infrastructure MLP Management II, L.L.C., referred to as "AIM Management II," and AIM II Offshore, L.P., referred to as "AIM II Offshore." AIM Management II is the general partner of AIM II, AIM FFII and AIM II Offshore. Mr. Hellman is a managing member of AIM Management II and the president of AIM II StoneMor.

(3)
Includes 92,418 common units held by StoneMor GP Holdings, LLC, 64,167 common units held by LDLM Associates, LP, and 28,500 common units held by Osiris Investments, LP. Mr. Miller is the grantor and trustee of the Miller Revocable Trust, which is the general partner of LDLM Associates, LP. Mr. Miller is also a limited partner of LDLM Associates, LP, holding 98% of its limited partner interests. Mr. Miller and William R. Shane, former director of StoneMor Partners L.P., are each 50% members of Osiris Investments LLC, which is the general partner of Osiris Investments LP. Mr. Miller therefore may be deemed to beneficially own all of the units beneficially owned by LDLM Associates, LP and Osiris Investments, LP.

(4)
Includes 5,642 common units held by StoneMor GP Holdings, LLC, 4,500 common units held by Mr. Lautman’s spouse, and 2,700 common units held in both the P. Lautman Trust and the J. Lautman Trust for the benefit of the director’s children.

(5)	Mr. Talbott pledged 18,435 common units as security for his assets managed accounts with Enterprise Trust Company.

(6)	Information is based on a Schedule 13D filed on March 9, 2018.

(7)	Information is based on a Form 4 filed on May 16, 2018.

EQUITY COMPENSATION PLAN INFORMATION
The following table details information regarding our equity compensation plan as of December 31, 2017:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders—2004 Plan (1)	219,306	$5.43	278,506
Equity compensation plans approved by security holders—2014 Plan (2)	108,602	$—	1,358,071
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	327,908	$3.90	1,636,577
____________________

(1)
Includes 219,306 restricted phantom units under the 2004 Long-Term Incentive Plan. Although the 2004 Long-Term Incentive Plan expired in September 2014 and we are unable to grant new awards under the 2004 plan, phantom units granted under the 2004 plan continue to accrue distribution equivalent rights each time we pay a distribution on our common units. Once phantom units vest, such phantom units as well as phantom units accrued in connection with distribution equivalent rights will be settled either in common units or cash, at our discretion.

(2)
Includes 58,041 restricted phantom units awarded or to be awarded under the 2014 Long-Term Incentive Plan, a portion of which includes certain restricted phantom units to which the recipient would have been entitled but which have not yet been granted due to the Partnership’s delinquent periodic report filings with the SEC. Column (c) is comprised of 1,500,000 available units approved with the 2014 Long-Term Incentive Plan, less the phantom units and unit awards awarded to date under the plan. The 2014 plan initially permits the grant of awards covering an aggregate of 1,500,000 common units, a number that the board may increase by up to 100,000 common units per year.

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

Distributions of available cash to our general partner and its affiliates
We have generally made cash distributions of approximately 98-99% to the unitholders, including our general partner, in respect of any common units that it may own, and approximately 1-2% to our general partner. As of June 20, 2018 our general partner’s ownership percentage of the Partnership was 1.04%. Our general partner also holds incentive distribution rights. Pursuant to such rights, if distributions per common unit exceed target distribution levels, our general partner will be entitled to increasing percentages of the distributions above each level, up to approximately 48% of the distributions above the highest level plus its general partnership percentage interest. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Distribution Policy.

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

OWNERSHIP INTERESTS IN OUR GENERAL PARTNER; RELATIONSHIP WITH GP HOLDINGS
Our general partner, StoneMor GP, owns our general partner interest, our incentive distribution rights and common units representing limited partner interests in the Partnership. As of June 20, 2018 (i) Mr. Hellman, as Trustee of the Trust, for the pecuniary benefit of ACII, has exclusive voting and investment power over approximately 89.01% of membership interests in GP Holdings, the sole member of StoneMor GP, and (ii) Lawrence Miller, Vice Chairman of the Board of Directors of StoneMor GP (3.96%, inclusive of family partnership holdings), William Shane, a former director of StoneMor GP (3.12%, inclusive of family partnership holdings), Allen Freedman, a former director of StoneMor GP (0.06%), and Martin Lautman (0.24%, along with Mr. Lautman’s spouse), a director of StoneMor GP, Michael Stache and Robert Stache (each owning 1.8% through trusts with their respective spouses), retired executive officers of StoneMor GP, collectively hold approximately 10.99% of membership interests in GP Holdings.
RELATIONSHIP WITH ACII
On May 21, 2014, the Partnership sold to ACII, 2,255,947 common units (the "Common Units") representing limited partner interests in the Partnership (the "ACII Units") at an aggregate purchase price of $55.0 million pursuant to a Common Unit Purchase Agreement (the "Common Unit Purchase Agreement"), dated May 19, 2014, by and between the Partnership and ACII. In connection with the consummation of this private placement transaction, on May 21, 2014, the Partnership and ACII also entered into a Registration Rights Agreement (the "Registration Rights Agreement") providing ACII with certain registration rights as described below.
Pursuant to the Common Unit Purchase Agreement, commencing with the quarter ending June 30, 2014, ACII is entitled to receive distributions equal to those paid on the Common Units generally. Through the quarter ended June 30, 2018, such distributions were paid in cash, Common Units issued to ACII in lieu of cash distributions (the "PIK Units"), or a combination of cash and PIK Units, as determined by the Partnership in its sole discretion. If the Partnership elected to pay distributions through the issuance of PIK Units, the number of Common Units issued in connection with a quarterly distribution was the quotient of (A) the amount of the quarterly distribution paid on the Common Units by (B) the volume-weighted average price of the Common Units for the thirty (30) trading days immediately preceding the date a quarterly distribution is declared with respect to the Common Units. The ACII Units will receive any future cash distributions on the same basis as all other Common Units and the Partnership will no longer have the ability to elect to pay quarterly distributions in kind through the issuance of PIK Units. The Partnership issued 78,342 PIK Units to ACII in lieu of cash distributions of $0.7 million during the year ended December 31, 2017.
Under the Common Unit Purchase Agreement, the ACII Units are also subject to a lock up period (the "Lock-Up Period") ending on July 1, 2018. During the Lock-Up Period, ACII may not directly or indirectly (a) offer for sale, sell, pledge or otherwise dispose of the ACII Units, (b) enter into any swap or other derivatives transaction that transfers to another, in whole or in part, any of the economic benefits or risks of ownership of the ACII Units, or (c) publicly disclose the intention to do any of the foregoing. However, ACII may transfer the ACII Units to any affiliate or any investment fund or other entity controlled or managed by ACII who agrees to be bound by the terms of the Common Unit Purchase Agreement. PIK Units are not subject to the Lock-Up Period. The Common Unit Purchase Agreement also includes various representations, warranties, covenants, indemnification and other provisions, which are customary for a transaction of this nature.
Pursuant to the Registration Rights Agreement, the Partnership was required to file a shelf registration statement (the "PIK Unit Registration Statement") with the SEC on or prior to June 5, 2014 to register the offer and sale by ACII of a good faith estimate of the total number of PIK Units that may be issued to ACII under the Common Unit Purchase Agreement, and use its commercially reasonable efforts to cause the PIK Unit Registration Statement to be declared effective as soon as practicable thereafter. The registration statement was declared effective on June 25, 2014 but, due to the Partnership’s failure to timely file certain required reports with the SEC, ACII will not be able to use this registration statement to sell the shares registered thereunder until the Partnership has timely filed all reports it is required to file with the SEC under the Exchange Act for a period of twelve months. After July 1, 2018, ACII shall have the right to require the Partnership to prepare and file with the SEC a shelf registration statement (a "Demand Registration Statement") to register the offer and sale of (a) the ACII Units purchased by ACII pursuant to the Common Unit Purchase Agreement or (b) PIK Units issued to ACII pursuant to the Common Unit Purchase Agreement but not included in the PIK Unit Registration Statement.
The Registration Rights Agreement also includes piggy-back registration rights as well as indemnification and other provisions, which are customary for a transaction of this nature.

ACII is an affiliate of American Infrastructure Funds, L.L.C., an investment adviser registered with SEC. Mr. Hellman, a director of our general partner, is a managing member of American Infrastructure Funds, L.L.C. and he is affiliated with entities that own membership interests in ACII and the entity that is the manager of ACII. Mr. Hellman is also the sole Trustee (the "Trustee") under a Trust (the "Trust") established pursuant to a Voting and Investment Trust Agreement by and between ACII and Mr. Hellman, as Trustee, dated as of May 9, 2014, for the benefit of ACII. Jonathan Contos, a director of our general partner until February 9, 2018, was a Principal of American Infrastructure Funds, L.L.C.
Messrs. Hellman, Contos and Sick elected to have all compensation pertaining to their services rendered on the Board of Directors paid directly to ACII.
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
OMNIBUS AGREEMENT
On September 20, 2004, we entered into an omnibus agreement (the "Omnibus Agreement") with McCown De Leeuw, a private equity investment firm and a founder of Cornerstone, CFS, CFSI, our general partner and StoneMor Operating LLC.
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
CFSI had agreed to indemnify us for all federal, state and local income tax liabilities attributable to the operation of the assets contributed by CFSI to us prior to the 2004 closing of the public offering. CFSI had also agreed to indemnify us against additional income tax liabilities, if any, that arise from the consummation of the 2004 transactions related to our formation in excess of those believed to result at the time of the 2004 closing of our initial public offering. We had estimated that $600,000 of state income taxes and no federal income taxes would be due as a result of these formation transactions. CFSI had also agreed to indemnify us against the increase in income tax liabilities of our corporate subsidiaries resulting from any reduction or elimination of our net operating losses to the extent those net operating losses are used to offset any income tax gain or income resulting from the prior operation of the assets of CFSI contributed to us in 2004, or from our formation transactions in excess of such gain or income believed to result at the time of the 2004 closing of the initial public offering. Until all of its indemnification obligations under the Omnibus Agreement had been satisfied in full, CFSI was subject to limitations on its ability to dispose of or encumber its interest in our general partner or the common units held by it (except upon a redemption of common units by the partnership upon any exercise of the underwriters’ over-allotment option) and would also be prohibited from incurring any indebtedness or other liability. An amendment to the Omnibus Agreement dated January 24, 2011 was entered into by all parties to the Omnibus Agreement (and after due consideration approved by our Conflicts Committee, which retained independent counsel; the committee was chaired by Mr. Carver). An accompanying certification by our general partner established that as of the date of the amendment, CFSI’s indemnification obligations under the Omnibus Agreement were discharged and CFSI was no longer subject to the limitations and prohibition described above in this paragraph. Those indemnification obligations pertained to the taxable year 2004 of CFSI. To our knowledge, there has been no inquiry from or instigation of proceedings by any taxing authority, which could reasonably be expected to require indemnification under the Omnibus Agreement. We believe that all applicable statutes of limitations (including any extensions thereof) relating to the filing of all tax returns, which could reasonably be expected to require indemnification under the Omnibus Agreement have expired, except if there were certain omissions of gross income of more than 25% or fraud. Our general partner has certified to its knowledge there was no such omission or fraud. CFSI is also subject to certain limitations on its ability to transfer its interest in our general partner or the common units held by it if the effect of the proposed transfer would trigger an "ownership change" under the Internal Revenue Code that would limit our ability to use our federal net operating loss carryovers. Please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income Taxes for more information.

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
The following table sets forth the aggregate fees paid or accrued for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for fiscal years 2017 and 2016 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Deloitte & Touche LLP for fiscal years 2017 and 2016.

	Years Ended December 31,
	2017	2016
Audit fees	$2,668,693	$2,086,833
Audit-related fees	183,264	333,026
Tax fees	426,075	471,901
	$3,278,032	$2,891,760
The category of "Audit fees" includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents. The increase in fees in 2017 was primarily the result of the audit work performed in relation to the restatement of prior year financial results within the 2016 Annual Report on Form 10-K.
The category of "Audit-related fees" includes fees for services related to employee benefit plan audits and accounting consultation.
The category of "Tax fees" includes fees for the consultation and preparation of federal, state, and local tax returns.
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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	The following financial statements of StoneMor Partners L.P. are included in Part II, Item 8. Financial Statements and Supplementary Data:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Partners’ Capital for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

(2)	Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Annual Report on Form 10-K.

(b)	Exhibits are listed in the Exhibit Index, which is included below.

Exhibit Index

Exhibit Number	Description

3.1*
Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2*
Second Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P. dated as of September  9, 2008, as amended by Amendment No. 1 to Second Amended Agreement of Limited Partnership of StoneMor Partners L.P. dated as of November 3, 2017 (incorporated by reference to Exhibit 3.1 of Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2017).

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

10.18*†
Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Martin R. Lautman, William Shane, Allen R. Freedman, effective September 20, 2004 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.19*†
Form of Indemnification Agreement by and between StoneMor GP LLC and Howard Carver and Peter Grunebaum, effective February 16, 2007 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.20*†
Form of Indemnification Agreement by and between StoneMor GP LLC and Leo J. Pound and Jonathan Contos, dated February 26, 2015 (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.21*†	Letter Agreement by and between Sean P. McGrath and StoneMor GP LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.22*†
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

10.24*
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

10.25*
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

10.26*
Contribution, Conveyance and Assumption Agreement by and among StoneMor Partners L.P., StoneMor GP LLC, CFSI LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.27†
Letter Agreement by and between Austin So and StoneMor GP LLC, dated January 28, 2017 (incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.28*
Lease Agreement, dated as of September 26, 2013, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC and StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P., solely in its capacity as guarantor (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 2, 2013).

10.29*
Amendment No. 1 to Lease Agreement, dated as of March 20, 2014, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC and StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P., solely in its capacity as guarantor (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 26, 2014).

10.30*
Amendment No. 2 to Lease Agreement, dated as of May 28, 2014, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P. (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.31*
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

10.32*
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

10.33*
Common Unit Purchase Agreement, dated as of May 19, 2014, by and between StoneMor Partners L.P. and American Cemeteries Infrastructure Investors, LLC (incorporated by reference to Exhibit  10.1 of Registrant’s Current Report on Form 8-K filed on May 23, 2014).

10.34*
Underwriting Agreement, dated April 15, 2016, by and among StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, and Raymond James  & Associates, Inc., as representative of the underwriters named therein (incorporated by reference to Exhibit 1.1 of Registrant’s Current Report on Form 8-K filed on April 20, 2016).

10.35*†
Restricted Phantom Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, entered into as of April 1, 2016, by and between StoneMor GP LLC and William Shane (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.36*†
Letter Agreement by and between Austin So and StoneMor GP LLC, dated May 26, 2016 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.37*†
Confidentiality, Nondisclosure and Restrictive Covenant Agreement by and between Austin So and StoneMor GP LLC, dated May 26, 2016 (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.38*†
Employment Separation Agreement, effective as of August 5, 2016, by and between StoneMor GP LLC and David Meyers (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 10, 2016).

10.39*†
Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, entered into as of September 28, 2016, by and between StoneMor GP LLC and Sean McGrath (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.40*†
Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, entered into as of July 5, 2016, by and between StoneMor GP LLC and Lawrence Miller (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.41*†
Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, entered into as of July 5, 2016, by and between StoneMor GP LLC and Austin So (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.42*
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

10.43*
First Amendment to Credit Agreement, dated as of March 15, 2017, by and among StoneMor Operating LLC, the other Borrowers party thereto, Capital One, National Association, as Administrative Agent, and the Required Lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 16, 2017).

10.44*
Second Amendment and Limited Waiver to Credit Agreement, dated as of July 26, 2017, by and among StoneMor Operating LLC, the other Borrowers party thereto, Capital One, National Association, as Administrative Agent, and the Required Lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 28, 2017).

10.45*
Third Amendment and Limited Waiver to Credit Agreement, effective as of August 15, 2017, by and among StoneMor Operating LLC, the other Borrowers party thereto, Capital One, National Association, as Administrative Agent, and the Required Lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 17, 2017).

10.46*
Fourth Amendment to Credit Agreement dated as of September 29, 2017, by and among StoneMor Operating LLC, a Delaware limited liability company, the other Borrowers party thereto, Capital One, National Association, as Administrative Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 5, 2017).

10.47*
Fifth Amendment to Credit Agreement, dated as of December 22, 2017 but effective as of September 29, 2017, by and among StoneMor Operating LLC, a Delaware limited liability company, the other Borrowers party thereto, Capital One, National Association, as Administrative Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on June 18, 2018).

10.48*
Sixth Amendment and Waiver to Credit Agreement, effective as of June 12, 2018, by and among StoneMor Operating LLC, the other Borrowers party thereto, Capital One, National Association, as Administrative Agent, and the Required Lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on June 18, 2018).

10.49
Seventh Amendment and Waiver to Credit Agreement, effective as of July 13, 2018, by and among StoneMor Operating LLC, the other Borrowers party thereto, Capital One, National Association, as Administrative Agent, and the Required Lenders party thereto.

10.50*
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

10.52*†
Separation Agreement and General Release, dated as of February 27, 2017 by and between StoneMor GP Holdings LLC and Sean P. McGrath (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.53*†
Separation Agreement and General Release, dated as of March 27, 2017, by and between StoneMor GP Holdings LLC and Lawrence Miller (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 28, 2017).

10.54*†	Summary of Oral Agreement between StoneMor GP LLC and Leo J. Pound (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 17, 2017).

10.55*†	Employment Agreement dated May 16, 2017, by and between StoneMor GP LLC and R. Paul Grady (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 22, 2017).

10.56*†
Indemnification Agreement, dated May 16, 2017, by and between StoneMor GP LLC and R. Paul Grady (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 22, 2017).

10.57*†
Employment Agreement, effective May 16, 2017, by and between StoneMor GP LLC and Mark Miller (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on May 22, 2017).

10.58*†
Indemnification Agreement, effective May 16, 2017, by and between StoneMor GP LLC and Mark Miller (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on May 22, 2017).

10.59*†
Indemnification Agreement, effective May 16, 2017, by and between StoneMor GP LLC and Robert  A. Sick (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on May 22, 2017).

10.60*†	Employment Agreement dated March 1, 2018 by and between StoneMor GP LLC and James Ford (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 2, 2018).

10.61*†
Executive Restricted Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, entered into as of March 1, 2018, by and between StoneMor GP LLC and James Ford (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on March 2, 2018).

10.62*†
Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of March 19, 2018 by and between StoneMor GP LLC and Mark L. Miller (2017 Award) (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 23, 2018).

10.63*†
Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of March 19, 2018 by and between StoneMor GP LLC and Mark L. Miller (2018 Award) (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on March 23, 2018).

10.64*†
Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of March 19, 2018 by and between StoneMor GP LLC and Austin K. So (2017 Award) (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on March 23, 2018).

10.65*†
Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of March 19, 2018 by and between StoneMor GP LLC and Austin K. So (2018 Award) (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on March 23, 2018).

10.66*†
Executive Restricted Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, entered into as of March 19, 2018, by and between StoneMor GP LLC and Mark L. Miller (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on March 23, 2018).

10.67*†
Form of 2017 Key Employee Unit Award Agreement under StoneMor Partners L.P. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 of Registrant’s Current Report on Form 8-K filed on March 23, 2018).

10.68*†
Form of Key Employee Unit Award Agreement under StoneMor Partners L.P. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 of Registrant’s Current Report on Form 8-K filed on March 23, 2018).

10.69†	Letter Agreement by and between Dina S. Kelly and StoneMor GP LLC, dated July 7, 2016.

10.70†	Confidentiality, Nondisclosure and Restrictive Covenant Agreement by and between Dina S. Kelly and StoneMor GP LLC, dated August 3, 2016.

10.71†	Letter Agreement by and between Dina S. Kelly and StoneMor GP LLC, dated January 25, 2017.

10.72†	Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of March 19, 2018 by and between StoneMor GP LLC and Dina S. Kelly (2016 Award).

10.73*†	Employment Agreement by and between Austin K. So and StoneMor GP LLC, dated June 15, 2018 (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on June 18, 2018).

10.74†	Employment Agreement by and between Dina S. Kelly and StoneMor GP LLC, dated May 10, 2018.

10.75†	Separation Agreement and General Release by and between Dina S. Kelly and StoneMor GP LLC, dated June 1, 2018.

10.76*†
Director Restricted Phantom Unit Agreement effective June 15, 2018 by and between StoneMor GP LLC and Patricia D. Wellenbach (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on June 18, 2018).

10.77*†
Director Restricted Phantom Unit Agreement effective June 15, 2018 by and between StoneMor GP LLC and Stephen J. Negrotti (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on June 18, 2018).

10.78*†
Indemnification Agreement effective June 15, 2018 by and between StoneMor GP LLC and Patricia D. Wellenbach (incorporated by reference to Exhibit 10.6 of Registrant’s Current Report on Form 8-K filed on June 18, 2018).

10.79*†
Indemnification Agreement effective June 15, 2018 by and between StoneMor GP LLC and Stephen J. Negrotti (incorporated by reference to Exhibit 10.7 of Registrant’s Current Report on Form 8-K filed on June 18, 2018).

10.80*†
Employment Agreement by and between Joseph M. Redling and StoneMor GP LLC, dated June 29, 2018 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 3, 2018).

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Leo J. Pound, Interim Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Mark L. Miller, Chief Financial Officer and Senior Vice President.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Leo J. Pound, Interim Chief Executive Officer (furnished herewith).

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

99.3	Amendment No. 2, dated as of May 17, 2017, to the Second Amended and Restated Limited Liability Company Agreement of StoneMor GP Holdings, LLC.

99.4	Amendment No. 3, dated as of March 19, 2018, to the Second Amended and Restated Limited Liability Company Agreement of StoneMor GP Holdings, LLC.

101
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Partners’ Capital; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (v) Notes to the Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

*	Incorporated by reference, as indicated
†	Management contract, compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEMOR PARTNERS L.P.

	By:	StoneMor GP LLC, its General Partner

July 17, 2018		By:	/s/ Leo J. Pound
Leo J. Pound
Interim Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Leo J. Pound	Interim Chief Executive Officer and Director	July 17, 2018
Leo J. Pound (Principal Executive Officer)

/s/ Mark L. Miller	Chief Financial Officer and Senior Vice President	July 17, 2018
Mark L. Miller (Principal Financial Officer)

/s/ David A. Sheaffer	Vice President of Accounting	July 17, 2018
David A. Sheaffer (Principal Accounting Officer)

/s/ Robert B. Hellman, Jr.	Director	July 17, 2018
Robert B. Hellman, Jr.

/s/ Martin R. Lautman, Ph.D.	Director	July 17, 2018
Martin R. Lautman, Ph.D.

/s/ Lawrence Miller	Director	July 17, 2018
Lawrence Miller

/s/ Stephen J. Negrotti	Director	July 17, 2018
Stephen J. Negrotti

/s/ Robert A. Sick	Director	July 17, 2018
Robert A. Sick

/s/ Fenton R. Talbott	Director	July 17, 2018
Fenton R. Talbott

/s/ Patricia D. Wellenbach	Director	July 17, 2018
Patricia D. Wellenbach