Form 10-Q
period 2018-03-31
STONEMOR PARTNERS LP
filed 2019-02-04
CIK 1286131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
The number of the registrant’s outstanding common units at January 29, 2019 was 37,958,645.

FORM 10-Q OF STONEMOR PARTNERS L.P.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
STONEMOR PARTNERS L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$10,412	$6,821
Accounts receivable, net of allowance	71,456	79,116
Prepaid expenses	11,568	4,580
Assets held for sale	1,102	1,016
Other current assets	17,631	21,453
Total current assets	112,169	112,986

Long-term accounts receivable, net of allowance	100,170	105,935
Cemetery property	334,293	333,404
Property and equipment, net of accumulated depreciation	114,751	114,090
Merchandise trusts, restricted, at fair value	508,686	515,456
Perpetual care trusts, restricted, at fair value	336,247	339,928
Deferred selling and obtaining costs	109,707	126,398
Deferred tax assets	90	84
Goodwill	24,862	24,862
Intangible assets, net	62,793	63,244
Other assets	24,740	19,695
Total assets	$1,728,508	$1,756,082

Liabilities and Partners' Capital
Current liabilities:
Accounts payable and accrued liabilities	$53,245	$43,023
Accrued interest	5,326	1,781
Current portion, long-term debt	3,264	1,002
Total current liabilities	61,835	45,806

Long-term debt, net of deferred financing costs	318,948	317,693
Deferred revenues, net	915,675	912,626
Deferred tax liabilities	6,674	9,638
Perpetual care trust corpus	336,247	339,928
Other long-term liabilities	43,295	38,695
Total liabilities	1,682,674	1,664,386
Commitments and contingencies
Partners' capital (deficit):
General partner interest	(3,438)	(2,959)
Common limited partners' interest	49,272	94,655
Total partners' capital	45,834	91,696
Total liabilities and partners' capital	$1,728,508	$1,756,082
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per unit data)

	Three Months Ended March 31,
	2018	2017
Revenues:
Cemetery:
Interments	$19,625	$17,979
Merchandise	16,627	18,297
Services	16,491	16,513
Investment and other	9,500	12,738
Funeral home:
Merchandise	7,429	7,836
Services	8,273	9,583
Total revenues	77,945	82,946

Costs and Expenses:
Cost of goods sold	13,435	13,519
Cemetery expense	17,414	16,697
Selling expense	16,256	16,459
General and administrative expense	10,958	9,957
Corporate overhead	11,827	11,104
Depreciation and amortization	3,045	3,455
Funeral home expenses:
Merchandise	2,478	1,760
Services	5,518	5,699
Other	5,040	5,345
Total costs and expenses	85,971	83,995

Other losses	(5,205)	—
Interest expense	(7,113)	(6,706)
Loss before income taxes	(20,344)	(7,755)
Income tax benefit (expense)	2,421	(806)
Net loss	$(17,923)	$(8,561)
General partner's interest	$(187)	$(89)
Limited partners' interest	$(17,736)	$(8,472)
Net loss per limited partner unit (basic and diluted)	$(0.47)	$(0.22)
Weighted average number of limited partners' units outstanding (basic and diluted)	37,959	37,918
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (UNAUDITED)
(dollars in thousands)

	Partners' Capital
	Outstanding Common Units	Common Limited Partners	General Partner	Total
December 31, 2017	37,957,936	$94,655	$(2,959)	$91,696
Cumulative effect of accounting change		(27,805)	(292)	(28,097)
Common unit awards under incentive plans	709	158	—	158
Net loss	—	(17,736)	(187)	(17,923)
March 31, 2018	37,958,645	$49,272	$(3,438)	$45,834
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(17,923)	$(8,561)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	1,830	3,551
Depreciation and amortization	3,045	3,455
Provision for bad debt	600	1,828
Non-cash compensation expense	158	241
Non-cash interest expense	1,167	1,085
Non-cash impairment charge and other losses	5,205	—
Changes in assets and liabilities:
Accounts receivable, net of allowance	(3,668)	(1,284)
Merchandise trust fund	(3,818)	(3,430)
Other assets	(3,055)	(809)
Deferred selling and obtaining costs	(1,866)	(3,223)
Deferred revenues, net	15,791	12,802
Deferred taxes, net	(2,596)	498
Payables and other liabilities	11,280	6,198
Net cash provided by operating activities	6,150	12,351
Cash Flows From Investing Activities:
Cash paid for capital expenditures	(4,369)	(1,496)
Cash paid for acquisitions	(833)	—
Net cash used in investing activities	(5,202)	(1,496)
Cash Flows From Financing Activities:
Cash distributions	—	(11,887)
Proceeds from borrowings	14,380	24,000
Repayments of debt	(11,530)	(21,072)
Cost of financing activities	(207)	(743)
Net cash provided by (used in) financing activities	2,643	(9,702)
Net increase in cash and cash equivalents	3,591	1,153
Cash and cash equivalents - Beginning of period	6,821	12,570
Cash and cash equivalents - End of period	$10,412	$13,723
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,478	$1,802
Cash paid during the period for income taxes	$39	$2,371
Non-cash investing and financing activities:
Acquisition of assets by financing	$278	$652
Classification of assets as held for sale	$283	$—
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

1.	GENERAL
Nature of Operations
StoneMor Partners L.P. (the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. As of March 31, 2018, the Partnership operated 322 cemeteries in 27 states and Puerto Rico, of which 291 are owned and 31 are operated under lease, management or operating agreements. The Partnership also owned and operated 92 funeral homes, including 44 located on the grounds of cemetery properties that the Partnership owns, in 17 states and Puerto Rico.
Basis of Presentation
The accompanying condensed consolidated financial statements, which are unaudited except for the balance sheet at December 31, 2017, which has been derived from audited financial statements, have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States (“GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 may not necessarily be indicative of the results of operations for the full year ended December 31, 2018.
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
The Partnership operates 15 cemeteries under long-term leases and other agreements that do not qualify as acquisitions for accounting purposes. As a result, the Partnership did not consolidate all of the existing assets and liabilities related to these cemeteries. The Partnership has consolidated the existing assets and liabilities of the merchandise and perpetual care trusts associated with these cemeteries as variable interest entities since the Partnership controls and receives the benefits and absorbs any losses from operating these trusts. Under the long-term leases and other agreements associated with these properties, which are subject to certain termination provisions, the Partnership is the exclusive operator of these cemeteries and earns revenues related to sales of merchandise, services and interment rights, and incurs expenses related to such sales, including the maintenance and upkeep of these cemeteries. Upon termination of these contracts, the Partnership will retain all of the benefits and related contractual obligations incurred from sales generated during the contract period. The Partnership has also recognized the existing customer contract related performance obligations that it assumed as part of these agreements.
Reclassifications and Adjustments to Prior Period Financial Statements
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation in the consolidated results of operations, primarily to present interment rights separately from merchandise revenues and to reclassify items that were previously recorded in Merchandise Revenues that represented the installation of certain merchandise items which are now presented in Services. There was no effect on the previously reported consolidated results of operations, consolidated financial position or cash flows, except as described below under "Recently Issued Accounting Standard Updates - Adopted in the Current Period."

Uses and Sources of Liquidity
The Partnership’s primary sources of liquidity are cash generated from operations and borrowings under its revolving credit facility. As a master limited partnership (MLP), the Partnership's primary cash requirements, in addition to normal operating expenses, are for capital expenditures, net contributions to the merchandise and perpetual care trust funds, debt service and cash distributions. In general, as part of its operating strategy, the Partnership expects to fund:

•	working capital deficits through cash generated from operations, additional borrowings and sales of underperforming properties;

•
expansion capital expenditures, net contributions to the merchandise and perpetual care trust funds and debt service obligations through available cash, cash generated from operations, additional borrowings or asset sales. Amounts contributed to the merchandise trust funds will be withdrawn at the time of the delivery of the product or service sold to which the contribution relates (see "Summary of Significant Accounting Policies" section below regarding revenue recognition), which will reduce the amount of additional borrowings or asset sales needed; and

•
any cash distributions the Partnership is permitted and determines to pay in accordance with its partnership agreement and maintenance capital expenditures through available cash and cash flows from operating activities.

While the Partnership relies heavily on its cash flows from operating activities and borrowings under its credit facility to execute its operational strategy and meet its financial commitments and other short-term financial needs, the Partnership cannot be certain that sufficient capital will be generated through operations or available to the Partnership to the extent required and on acceptable terms. Moreover, although the Partnership's cash flows from operating activities have been positive, the Partnership has experienced negative financial trends which, when considered in the aggregate, raise substantial doubt about the Partnership’s ability to continue as a going concern. These negative financial trends include:

•
net losses from operations due to an increased competitive environment, an increase in professional fees and compliance costs and an increase in consulting fees associated with the Partnership's adoption of the Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers incurred in the year ended December 31, 2017 and the three months ended March 31, 2018;

•
a decline in billings coupled with the increase in professional, compliance and consulting expenses, tightened the Partnership's liquidity position and increased reliance on long-term financial obligations, which in turn limited the Partnership's ability to pay distributions;

•
the Partnership's failure to comply with certain debt covenants required by the Partnership’s credit facility due to the Partnership's inability to complete a timely filing of our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, as well as exceeding of the maximum consolidated leverage ratio financial covenant for the quarters ended December 31, 2017 and March 31, 2018. As further disclosed in the credit facility subsection in Note 9, these failures constituted defaults that the Partnership's lenders agreed to waive.

During 2017 and to date in 2018, the Partnership has implemented (and will continue to implement) various actions to improve profitability and cash flows to fund operations. A summary of these actions is as follows:

•	continue to manage recurring operating expenses and seek to limit non-recurring operating expenses over the next twelve-month period;

•	complete sales of certain assets and businesses to provide supplemental liquidity; and

•
for the reasons disclosed above, the Partnership was not in compliance with certain of its amended credit facility covenants as of December 31, 2017 and March 31, 2018. These failures constituted defaults that the lenders agreed to waive pursuant to the Sixth Amendment and Waiver; the Seventh Amendment and Waiver and the Eighth Amendment and Waiver to the Partnership's credit facility on June 12, 2018, July 13, 2018; and February 4, 2019, respectively, as disclosed in the credit facility subsection in Note 9 and in Note 17. Moreover, based on the Partnership's forecasted operating performance, cash flows and projected plans to file financial statements on a timely basis consistent with the debt covenants, the Partnership does not believe it is probable that the Partnership will further breach the covenants under its amended credit facility for the next twelve-month period. However, there is no certainty that the Partnership's actual operating performance and cash flows will not be substantially different from forecasted results, and no certainty the Partnership will not need further amendments to its credit facility in the future. Factors that could impact the significant assumptions used by the Partnership in assessing its ability to satisfy its financial covenants include the following:

•	operating performance not meeting reasonably expected forecasts;

•	failing to generate profitable sales;

•	investments in the Partnership's trust funds experiencing significant declines due to factors outside its control;

•	being unable to compete successfully with other cemeteries and funeral homes in the Partnership's markets;

•	the number of deaths in the Partnership's markets declining; and

•	the mix of funeral and cemetery revenues between burials and cremations.
If the Partnership's planned and implemented actions are not realized and the Partnership fails to improve its operating performance and cash flows, or the Partnership is not able to comply with the covenants under its amended credit facility, the Partnership may be forced to limit its business activities, implement further modifications to its operations, further amend its credit facility and/or seek other sources of capital, and the Partnership may be unable to continue as a going concern. Additionally, a failure to generate additional liquidity could negatively impact the Partnership's access to inventory or services that are important to the operation of the Partnership's business. Given the Partnership's level of cash and cash equivalents, to preserve capital resources and liquidity, the Board of Directors of the General Partner concluded that it was not in the best interest of unitholders to pay distributions to unitholders after the first quarter of 2017. In addition, the Partnership's revolving credit facility prohibits the Partnership from making distributions to unitholders. Any of these events may have a material adverse effect on the Partnership's results of operations and financial condition. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of these uncertainties.
Summary of Significant Accounting Policies
Refer to Note 1 to the Partnership's audited consolidated financial statements included in Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2017 for the complete summary of significant accounting policies.
As of March 31, 2018, with the exception of the items noted in the section captioned "Recently Issued Accounting Standard Updates - Adopted in the Current Period" below, there have been no significant changes to the Partnership's accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017.
Use of Estimates
The preparation of the Partnership’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions as described in its Annual Report on Form 10-K for the year ended December 31, 2017. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As a result, actual results could differ from those estimates.

Revenues
A. Significant Accounting Policy

The Partnership's revenues are derived from contracts with customers through sale and delivery of death care products and services. Primary sources of revenue are derived from (1) cemetery and funeral home operations generated both at the time of death (“at-need”) and prior to the time of death (“pre-need”), classified on the Statements of Operations as Interments, Merchandise and Services and ,(2) investment income which includes income earned on assets maintained in perpetual care and merchandise trusts related to sales of cemetery and funeral home merchandise and services occurring prior to the time of death and required to be maintained in the trust by state law as well as interest earned on pre-need installment contracts. Investment income is presented within Investment and other for Cemetery revenue and Services for Funeral home revenue

Cemetery and Funeral Home Operations

Revenue is measured based on the consideration specified in a contract with a customer, and is net of any sales incentives and amounts collected on behalf of third parties. Pre-need contracts are price guaranteed, providing for future merchandise and services at prices prevailing when the agreements are signed. The Partnership recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

Sales taxes assessed by a governmental authority are excluded from revenue. Any shipping and handling costs that are incurred after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of goods sold.

Investment income is earned on certain payments received from the customer on pre-need contracts, which are required by law to be deposited into the merchandise and service trusts. Amounts are withdrawn from the merchandise trusts when the Partnership fulfills the performance obligations. Earnings on these trust funds, which are specifically identifiable for each performance obligation, are also included in total transaction price. Pre-need contracts are generally subject to financing arrangements on an installment basis, with a contractual term not to exceed 60 months. Interest income is recognized utilizing the effective interest method. For those contracts that do not bear a market rate of interest, the Partnership imputes such interest based upon the prime rate at the time of origination plus 375 basis points in order to segregate the principal and interest component of the total contract value. The Partnership has elected to not adjust the transaction price for the effects of a significant financing component for contracts that have payment terms under one year.

At the time of a non-cancellable pre-need sale, the Partnership records an account receivable in an amount equal to the total contract value less unearned finance income and any cash deposit paid. The revenue from both the sales and interest income from trusted funds are deferred until the merchandise is delivered or the services are performed. For a sale in a cancellable state, an account receivable is only recorded to the extent control has transferred to the customer for interment rights, merchandise or services for which the Partnership has not collected cash. The amounts collected from customers in states in which pre-need contracts are cancellable may be subject to refund provisions. The Partnership estimates the fair value of its refund obligation under such contracts on a quarterly basis and records such obligations within the other long-term liabilities line item on its Condensed Consolidated Balance Sheet.

B. Nature of Goods and Services

The following is a description of the principal activities, separated by reportable segments, from which the Partnership generates its revenue. As discussed more fully in Note 15 Segment Information, the Partnership operates two reportable segments: Cemetery Operations and Funeral Home Operations.

Cemetery Operations

The Cemetery Operations segment principally generates revenue from (1) providing rights to inter remains in a specific cemetery property inventory space such as burial lots and constructed mausoleum crypts (“Interments”), (2) sales of cemetery merchandise which includes markers (i.e., method of identifying a deceased person in a burial space, crypt, or niche), base (i.e., concrete lining for the bottom of the burial plot), vault (i.e., a container installed in the burial lot in which the casket is placed), caskets, cremation niches, and other cemetery related items (“Merchandise”) and (3) service revenues, including opening and closing (“O&C”), a service of digging and refilling burial spaces to install the burial vault and place the casket into the vault, cremation services, and fees for installation of cemetery merchandise (“Services”). Products and services may be sold separately or in packages. For packages, the Partnership accounts for individual products and services separately as they are distinct (i.e., the product or service is separately identifiable from other items in the package and the customer can benefit from it on its own or with other resources that are readily available to the customer). The consideration (including any discounts) is allocated among separate products and services in a package based on their relative stand-alone selling prices. The stand-alone selling price is determined by management based upon local market conditions and reasonable ranges for both merchandise and services which is the best estimate of the stand-alone price. For items that are not sold separately (e.g., second interment rights), the Partnership estimates stand-alone selling prices using the best estimate of market value. The Partnership estimated the stand-alone selling price using inputs such as average selling price and list price broken down by each geographic location. Additionally the Partnership considered typical sales promotions that could have impacted the stand-alone selling price estimates.

Interments revenue is recognized when control transfers, which is when the property is available for use by the customer. For pre-construction mausoleum contracts, the Partnership will only recognize revenue once the property is constructed and the customer has obtained substantially all of the remaining benefits of the property. Sales taxes collected are recognized on a net basis in our condensed consolidated financial statements.

Merchandise revenue and deferred investment earnings on merchandise trusts are recognized when a customer obtains control of the product. This usually occurs when the customer takes possession of the product (title has transferred to the customer and the merchandise is either installed or stored, at the direction of the customer, at the vendor’s warehouse or a third-party warehouse at no additional cost to the Partnership). The amount of revenue recognized is adjusted for expected refunds, which are estimated based on applicable law, general business practices and historical experience observed specific to the respective performance obligation. The estimate of the refund obligation is reevaluated on a quarterly basis. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a pre-need contract; these amounts are also recognized in revenue at the time the contract is cancelled.

Service revenue is recognized when the services are performed and the performance obligation is thereby satisfied.

The cost of goods sold related to merchandise and services reflects the actual cost of purchasing products and performing services and the value of cemetery property depleted through the recognized sales of interment rights. The costs related to the sales of lots and crypts are determined systematically using a specific identification method under which the total value of the underlying cemetery property and the lots available to be sold at the location are used to determine the cost per lot.

Funeral Home Operations

Our Funeral Home Operations segment principally generates revenue from (1) sales of funeral home merchandise which includes caskets and other funeral related items (“Merchandise”), and (2) service revenues, including services such as family consultation, the removal of and preparation of remains and the use of funeral home facilities for visitation and prayer services (“Services”). Our funeral home operations also include revenues related to the sale of term and whole life insurance on an agency basis, in which we earn a commission from the sales of these policies. Insurance commission revenue is reported within service revenues. Products and services may be sold separately or in packages. For packages, the Partnership accounts for individual products and services separately as they are distinct (i.e., the product or service is separately identifiable from other items in the package and the customer can benefit from it on its own or with other resources that are readily available to the customer). The consideration (including any discounts) is allocated among separate products and services based on their relative stand-alone selling prices. The relative stand-alone selling price is determined by management's best estimate of the stand-alone price based upon the list price at each location. Funeral Home Operations primarily generates revenues from at-need sales.

Merchandise revenue is recognized when a customer obtains control of the product. This usually occurs when the customer takes possession of the product (title has transferred to the customer and the merchandise is either installed or stored, at the direction of the customer, at the vendor’s warehouse or a third-party warehouse). The amount of revenue recognized is adjusted for expected refunds, which are estimated based on applicable law, general business practices and historical experience observed specific to the respective performance obligations. The estimate of the refund obligation is reevaluated on a quarterly basis.

Service revenue is recognized when the services are performed and the performance obligation is thereby satisfied.

Costs related to the delivery or performance of merchandise and services are charged to expense when merchandise is delivered or services are performed.

Deferred Selling and Obtaining Costs

The Partnership defers certain costs that are incremental to obtaining pre-need cemetery and funeral contracts. The Partnership calculates the deferred selling costs asset by dividing total incremental expenses by total deferrable revenues and multiplying such percentage by the periodic change in gross deferred revenues. Such costs are recognized when the associated performance obligation is fulfilled based upon the net change in deferred revenues. All other selling costs are expensed as incurred. Additionally, the Partnership has elected the practical expedient of not recognizing incremental costs to obtain as incurred when the amortization period otherwise would have been one year or less

As of March 31, 2018, we had $109.7 million in deferred incremental direct selling costs included in Deferred charges and other assets. These deferred costs are classified as long-term on our Condensed Consolidated Balance Sheet because the Partnership does not control the timing of the delivery of the merchandise or performance of the services as they are generally provided at the time of need. During the three months ended March 31, 2018, the Partnership recognized $1.9 million from deferred incremental direct selling costs.

Income Taxes

The Partnership is not subject to U.S. federal and most state income taxes. The partners of the Partnership are liable for income tax in regard to their distributive share of the Partnership’s taxable income. Such taxable income may vary substantially from net income reported in the accompanying consolidated financial statements. Certain corporate subsidiaries are subject to federal and state income tax. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Partnership records a valuation allowance against its deferred tax assets if it deems that it is more likely than not that some portion or all of the recorded deferred tax assets will not be realizable in future periods.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law. The Tax Act made broad and complex changes to the U.S. tax code by, among other things, reducing the federal corporate income tax rate, creating a new limitation on deductible interest expense, creating bonus depreciation that will allow for full expensing on qualified property, changing the lives of post-2017 net operating loss carryovers and imposing limitations on deductibility of certain executive compensation.  The primary driver of the change in the income tax provision for the three months ended March 31, 2018 related to the reduction of tax rates and the benefit related to 2018 net operating loss carryovers which have an unlimited carry forward life and can be used to offset long life deferred tax liabilities.
Net Loss per Common Unit
Basic net loss attributable to common limited partners per unit is computed by dividing net loss attributable to common limited partners, which is determined after the deduction of the general partner’s interest by the weighted average number of common limited partner units outstanding during the period. Net loss attributable to common limited partners is determined by deducting net loss attributable to participating securities, if applicable, and net loss attributable to the general partner’s units. The general partner’s interest in net loss is calculated on a quarterly basis based upon its units and incentive distributions to be distributed for the quarter, with a priority allocation of net loss to the general partner’s incentive distributions, if any, in accordance with the partnership agreement, and the remaining net loss allocated with respect to the general partner’s and limited partners’ ownership interests.
The Partnership presents net loss per unit under the two-class method for master limited partnerships, which considers whether the incentive distributions of a master limited partnership represent a participating security when considered in the calculation of earnings per unit under the two-class method. The two-class method considers whether the partnership agreement contains any contractual limitations concerning distributions to the incentive distribution rights that would impact the amount of earnings to allocate to the incentive distribution rights for each reporting period. If distributions are contractually limited to the incentive distribution rights’ share of currently designated available cash for distributions as defined under the partnership agreement, undistributed earnings in excess of available cash should not be allocated to the incentive distribution rights. Under the two-class method, management of the Partnership believes the partnership agreement contractually limits cash distributions to available cash; therefore, undistributed earnings in excess of available cash are not allocated to the incentive distribution rights.

The following is a reconciliation of net loss allocated to the common limited partners for purposes of calculating net loss attributable to common limited partners per unit (in thousands):

	Three Months Ended March 31,
	2018	2017
Net loss	$(17,923)	$(8,561)
Less: Incentive distribution right (“IDR”) payments to general partner	—	—
Net loss to allocate to general and common limited partners	(17,923)	(8,561)
General partner’s interest excluding IDRs	(187)	(89)
Net loss attributable to common limited partners	$(17,736)	$(8,472)

Diluted net loss attributable to common limited partners per unit is calculated by dividing net loss attributable to common limited partners, less income allocable to participating securities, by the sum of the weighted average number of common limited partner units outstanding and the dilutive effect of unit option awards, as calculated by the treasury stock or if converted methods, as applicable. These awards consist of common units issuable upon payment of an exercise price by the participant under the terms of the Partnership’s long-term incentive plan.
The following table sets forth the Partnership’s weighted average number of common limited partner units used to compute basic net loss attributable to common limited partners per unit with those used to compute diluted net loss attributable to common limited partners per unit (in thousands):

	Three Months Ended March 31,
	2018	2017
Weighted average number of common limited partner units - basic and diluted (1)	37,959	37,918
_____________________________

(1)
The diluted weighted average number of limited partners’ units outstanding presented on the condensed consolidated statement of operations does not include 579,326 units and 328,914 units for the three months ended March 31, 2018 and 2017, respectively, as their effects would be anti-dilutive.

Recently Issued Accounting Standard Updates - Adopted in the Current Period
Revenue
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, these updates enhance the disclosure requirements relating to revenue recognition and related cash flows. Additionally, the new revenue standard ("ASC 606") requires the deferral of incremental direct selling costs to the period in which the related revenue is recognized. ASC 606, the new revenue standard was effective for annual reporting periods (including interim reporting periods within those periods) beginning January 1, 2018.

The Partnership adopted the new revenue standard as of January 1, 2018 using the modified retrospective method and applying the new standard to all contracts with customers. Therefore, the comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Partnership elected to aggregate the effects of all contract modifications that occurred prior to the date of adoption when (i) identifying the satisfied and unsatisfied performance obligations, (ii) determining the transaction price and (iii) allocating the transaction price to the satisfied and unsatisfied performance obligations, rather than retrospectively restating the contracts for those modifications.

The new revenue standard, as amended, requires that we recognize revenue in the amount to which we expect to be entitled for delivery of promised goods and services to our customers. The new revenue standard also resulted in enhanced revenue-related disclosures, including any significant judgments and changes in judgments. Additionally, the new revenue standard requires the deferral of incremental direct selling costs to the period in which the related revenue is recognized.

The standard primarily impacts the manner in which we recognize (a) certain nonrefundable up-front fees and (b) incremental costs to acquire pre-need and at-need contracts (i.e., selling costs). The nonrefundable fees will be deferred and recognized as revenue when the underlying goods and services are delivered to the customer. The incremental direct selling costs will be deferred and recognized by specific identification upon the delivery of the underlying goods and services. The Partnership recorded a total net impact of $28.1 million decrease to the opening balance sheet of partners’ capital which was comprised of the adjustment to deferred revenue, the adjustment to deferred selling expense, establishment of the refund liability and the corresponding tax impact. Further, under the new revenue standard, the amounts due from customers for unfulfilled performance obligations on cancellable pre-need contracts may only be recognized to the extent that control has transferred to the customer for interments, merchandise or services for which the Partnership has not collected cash. Accordingly, we reclassified approximately $11.4 million of accounts receivable, net of allowance and $14.1 million of long-term receivables, net of allowance for a total of $25.5 million for unfulfilled performance obligations on cancelable preneed contracts to deferred revenue, net. As a result of adoption of the new revenue standard, we have also eliminated our previous cancellation reserve on these performance obligations in the amount of $12.9 million, which resulted in an increase in deferred revenue and accounts receivable.
As noted above, due to the adoption of ASC 606, the Partnership recorded a $6.4 million decrease to the opening balance of partners’ capital primarily related to the timing of the recognition of nonrefundable upfront fees, partially offset by an increase to the opening balance of partners' capital due to the timing of revenue recognition for interment rights which are now recognized when the property is available for use by the customer.
The Partnership recorded an $18.6 million decrease to the opening balance of partners' capital due to the write down of certain recoverable selling and obtaining costs that were determined not to be incremental costs to acquire under ASC 606.
In addition, the Partnership established a $2.1 million reserve representing the fair value of the refund obligation that may arise due to state law provisions that include a guarantee of customer funds collected on unfulfilled performance obligations and maintained in trust, which may be refundable due to the exercise of customer cancellation rights. As a result, the Partnership recorded a $3.5 million decrease to the opening balance of partners' capital and an increase in Other Long-Term Liabilities.
Additionally, the Partnership recognized a tax benefit of $0.4 million as a result of adoption, which was an increase to the opening balance of partners’ capital.
The information presented for the period prior to January 1, 2018 has not been restated and is reported under FASB ASC 605.

The cumulative effect of adopting the new revenue standard impacted the Partnership's consolidated January 1, 2018 balance sheet as follows (in thousands):

Balance Sheet	Balance as of December 31, 2017	Impact of Adoption of FASB ASC 606	Balance as of January 1, 2018
Assets
Current Assets:
Cash and cash equivalents	$6,821	$—	$6,821
Accounts receivable, net of allowance	79,116	(6,122)	72,994
Prepaid expenses	4,580	—	4,580
Assets held for sale	1,016	—	1,016
Other current assets	21,453	—	21,453
Total current assets	112,986	(6,122)	106,864

Long-term accounts receivable - net of allowance	105,935	(6,527)	99,408
Cemetery property	333,404	(2,020)	331,384
Property and equipment, net of accumulated depreciation	114,090	—	114,090
Merchandise trusts, restricted, at fair value	515,456	—	515,456
Perpetual care trusts, restricted, at fair value	339,928	—	339,928
Deferred selling and obtaining costs	126,398	(18,557)	107,841
Deferred tax assets	84	7	91
Goodwill	24,862	—	24,862
Intangible assets	63,244	—	63,244
Other assets	19,695	—	19,695
Total assets	$1,756,082	$(33,219)	$1,722,863

Liabilities and partners' capital
Current liabilities
Accounts payable and accrued liabilities	$43,023	$1,329	$44,352
Accrued interest	1,781	—	1,781
Current portion, long-term debt	1,002	—	1,002
Total current liabilities	45,806	1,329	47,135

Long-term debt, net of deferred financing costs	317,693	—	317,693
Deferred revenues, net	912,626	(9,558)	903,068
Deferred tax liabilities	9,638	(367)	9,271
Perpetual care trust corpus	339,928	—	339,928
Other long-term liabilities	38,695	3,474	42,169
Total liabilities	1,664,386	(5,122)	1,659,264

Partners' capital
General partner	(2,959)	(292)	(3,251)
Common partner	94,655	(27,805)	66,850
Total partners' equity	91,696	(28,097)	63,599

Total liabilities and partners' equity	$1,756,082	$(33,219)	$1,722,863

In accordance with FASB ASC 606 under the modified retrospective approach, the Partnership is required to disclose the impact of the new revenue standard by comparing the results of the current reporting period under FASB ASC 605. The impact of adopting ASC 606 on the Partnership's condensed consolidated statement of operations for the three months ended March 31, 2018 is as follows:

	Three Months Ended March 31, 2018
Statement of Operations	As Reported Under FASB ASC 606	Balances if Reported Under FASB ASC 605	Impact of Adoption
Revenues:
Cemetery:
Interments	$19,625	$17,111	$2,514
Merchandise	16,627	15,668	959
Services	16,491	15,594	897
Investment and other	9,500	12,473	(2,973)
Funeral home:
Merchandise	7,429	7,419	10
Services	8,273	8,470	(197)
Total revenues	77,945	76,735	1,210

Costs and Expenses:
Cost of goods sold	$13,435	$13,759	$(324)
Cemetery expenses	17,414	17,414	—
Selling expense	16,256	15,011	1,245
General and administrative expense	10,958	10,958	—
Corporate overhead	11,827	11,827	—
Depreciation and amortization	3,045	3,045	—
Funeral home expenses:
Merchandise	2,478	2,478	—
Services	5,518	5,536	(18)
Other	5,040	5,040	—
Total costs and expenses	85,971	85,068	903

Other losses	(5,205)	(5,205)	—
Interest expense	(7,113)	(7,113)	—
Loss before income taxes	(20,344)	(20,651)	307
Income tax benefit (expense)	2,421	2,376	45
Net loss	$(17,923)	$(18,275)	$352

The impact of the adoption on the March 31, 2018 balance sheet was not material. The cumulative impact of the adoption on the statement of cash flows only impacted certain line items in cash flows from operating activities however, total net cash provided by operating activities did not change as a result of the adoption. The change in the net loss of $0.4 million was offset by changes in costs of lots sold, provision for bad debt, and changes in the balances of accounts receivable, deferred selling and obtaining cost, deferred revenues and deferred taxes, net.

Financial Instruments

In the first quarter of 2016, the FASB issued Update No. 2016-01, Financial Instruments (Subtopic 825-10) (“ASU 2016-01”). The core principle of ASU 2016-01 is that all equity investments should be measured at fair value with changes in the fair value recognized through net operations. The amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application was not permitted for the key aspects of the amendment. The adoption of ASU 2016-01 on January 1, 2018 did not have a material impact on the Partnership's financial position, results of operations and related disclosures. These changes in fair value will be offset by a corresponding change in deferred merchandise trust gains (losses) within "Deferred revenues, net" and in "Perpetual care trust corpus" on the Partnership's condensed consolidated balance sheet.

In the first quarter of 2018, the FASB issued Update No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2018-03"). The amendments clarify certain aspects of the guidance in Update 2016-01. The adoption of ASU 2018-03 on January 1, 2018 did not have a material impact on the Partnership's financial position, results of operations and related disclosures.
Cash Flows
In the third quarter of 2016, the FASB issued Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The core principle of ASU 2016-15 is to provide cash flow statement classification guidance. The amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The adoption of this standard on January 1, 2018 did not have a material impact on the Partnership's financial position, results of operations and related disclosures.
In the fourth quarter of 2016, the FASB issued Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The core principle of ASU 2016-18 is to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The adoption of this standard on January 1, 2018 did not have a material impact on the Partnership's financial position, results of operations and related disclosures.
Business Combinations
In the first quarter of 2017, the FASB issued Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The adoption of this standard on January 1, 2018 did not have a material impact on the Partnership's financial position, results of operations and related disclosures.
Income Taxes
In the first quarter of 2018, the FASB issued Update No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("ASU 2018-05"). The amendments in this update added various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118. The amendment was effective upon issuance. The adoption of ASU 2018-05 on January 1, 2018 did not have a material impact on the Partnership's financial position, results of operations and related disclosures.

Recently Issued Accounting Standard Updates - Not Yet Effective

Leases

In the first quarter of 2016, the FASB issued Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The core principle of ASU 2016-02 is that all leases create an asset and a liability for lessees and recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases or disclosure of key information about leasing arrangements. In addition, the new standard offers specific accounting guidance for a lessee, a lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This new standard will be effective for the Partnership on January 1, 2019. The Partnership is in the process of reviewing its existing leases and has selected a software solution.

In the first quarter of 2018, the FASB issued Update No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 ("ASU 2018-01"). The amendments in this update provide an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under Topic 840, Leases. An entity that elects the practical expedient must evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. An entity that does not elect this practical expedient must evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. The amendments in this Update affect the amendments in Update 2016-02, which are not yet effective but may be early adopted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Update 2016-02. An entity that early adopted Topic 842 should apply the amendments in this Update upon issuance. The Partnership is in the process of reviewing its existing leases and has selected a software solution. The Partnership is still evaluating the impact of adoption on its consolidated financial position, results of operations and related disclosures.

In July 2018, the FASB issued Update No. 2018-10 Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and issued Update No. 2018-11 Leases (Topic 842) Targeted Improvements (“ASU 2018-11"). ASU 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 provides companies an option to apply the transition provisions of ASU 2016-02 at its adoption date instead of at the earliest comparative period presented in its financial statements and to provide lessors with a practical expedient to reduce the cost and complexity of implementing ASU 2016-02.

Credit Losses

In the second quarter of 2016, the FASB issued Update No. 2016-13, Credit Losses (Topic 326) ("ASU 2016-13"). The core principle of ASU 2016-13 is that all assets measured at amortized cost basis should be presented at the net amount expected to be collected using historical experience, current conditions and reasonable and supportable forecasts as a basis for credit loss estimates, instead of the probable initial recognition threshold used under current GAAP. The amendment is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early application is permitted. The Partnership plans to adopt the requirements of ASU 2016-13 upon its effective date of January 1, 2020, and is evaluating the potential impact of the adoption, if any, on its consolidated financial position, results of operations and related disclosures.

2.	ACQUISITIONS

On January 19, 2018, the Partnership acquired six cemetery properties in Wisconsin and their related assets, net of certain assumed liabilities, for cash consideration of $2.5 million, of which $0.8 million was paid at closing. These properties had been managed by the Partnership since August 2016. The Partnership has accounted for the purchase of these properties, which were not material individually or in the aggregate under the acquisition method of accounting.

3.	IMPAIRMENT & OTHER LOSSES

Merchandise is sold to both at-need and pre-need customers. Merchandise allocated to service pre-need contractual obligations is recorded at cost and managed and stored by the Partnership until the Partnership services the underlying customer contract. Merchandise stored at certain locations may exposed to changes in weather conditions. Primarily due to weather related deterioration over a number of years, the Partnership recorded inventory impairment charges of approximately $1.9 million for the three months ended March 31, 2018.  This impairment loss relates to damaged and excess inventory and is included in cost of goods sold in the accompanying consolidated statements of operations as this merchandise was utilized to fulfill the Partnership’s contractual obligations to at-need and pre-need customers.

At March 31, 2018, included in other assets was approximately $10.0 million in certain merchandise inventory allocated to pre-need customers. Due to enhanced inventory control procedures implemented in late 2018, the Partnership determined that this inventory allocated to pre-need customers has been damaged due to weather related deterioration occurring over a number of years or has otherwise been deemed impractical for use by management as a result of past operating practices relating to inventory. For the three months ended March 31, 2018, the Partnership recorded an estimated impairment loss of approximately $5.0 million related to this damaged and unusable merchandise.  The impairment loss is included in other losses in the accompanying consolidated statement of operations for the three months ended March 31, 2018. While the Partnership is still in the process of evaluating the complete magnitude of the impairment loss related to allocated merchandise inventory, the loss recorded represents management's best estimate. This impairment is based on estimates and assumptions that have been deemed reasonable by management and includes percentages of merchandise deemed unusable. Management’s assessment process relies on estimates and assumptions that are inherently uncertain, and unanticipated events or circumstances may occur that might cause the Partnership to change those estimates and assumptions. The Partnership continues to evaluate the remaining $5.0 million of merchandise inventory allocated to pre-need customers. It is possible that as a result of changes in estimates or assumptions and the continued evaluation there could be further impairment. As this impairment likely originated in prior periods, the Company assessed the materiality of this correction to prior periods financial statements in accordance with SEC Staff Accounting Bulletin No. (SAB) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, and concluded that the corrections were not material to prior periods or the current period, either individually or in the aggregate, and therefore, amendments of previously filed reports are not required.

4.	ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consisted of the following at the dates indicated (in thousands):

	March 31, 2018	December 31, 2017
Customer receivables (1)	$198,260	$225,380
Unearned finance income (1)	(20,424)	(20,534)
Allowance for bad debt (1)	(6,210)	(19,795)
Accounts receivable, net of allowance	171,626	185,051
Less: Current portion, net of allowance	71,456	79,116
Long-term portion, net of allowance	$100,170	$105,935
Activity in the allowance for bad debt was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period (1)	$19,795	$26,153
Cumulative effect of accounting changes	(12,876)	—
Provision for bad debt (1)	600	1,828
Charge offs, net (1)	(1,309)	(980)
Balance, end of period	$6,210	$27,001
______________________________
(1) Upon adoption of ASC 606, the Partnership reclassified amounts due from customers for unfulfilled performance obligations on cancellable pre-need contracts to deferred revenue, net. As a result, the Partnership also eliminated the allowance for cancellation of these performance obligations. As the Partnership is now presenting the accounts receivable net of cancellable contracts, the allowance for cancellations was removed and the allowance on accounts receivable is represented by the provision for bad debt.

5.	CEMETERY PROPERTY

Cemetery property consisted of the following at the dates indicated (in thousands):

	March 31, 2018	December 31, 2017 (1)
Cemetery land	$258,620	$256,856
Mausoleum crypts and lawn crypts	75,673	76,548
Cemetery property	$334,293	$333,404

(1) The information at December 31, 2017 has not been adjusted for the impact of the Partnership's adoption of ASC 606 on January 1, 2018.

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated (in thousands):

	March 31, 2018	December 31, 2017
Buildings and improvements	$128,066	$125,337
Furniture and equipment	57,624	57,514
Funeral home land	14,185	14,185
Property and equipment, gross	199,875	197,036
Less: Accumulated depreciation	(85,124)	(82,946)
Property and equipment, net of accumulated depreciation	$114,751	$114,090

Depreciation expense was $2.6 million and $2.9 million for the three months ended March 31, 2018 and 2017, respectively.

7.	MERCHANDISE TRUSTS
At March 31, 2018 and December 31, 2017, the Partnership’s merchandise trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds.
All of these investments are carried at fair value. All of the investments subject to the fair value hierarchy are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 13. There were no Level 3 assets.
As discussed in Note 1, when we receive payments from the customer, we deposit the amount required by law into the merchandise trusts that may be subject to cancellation on demand by our customer. The Partnership's merchandise trusts related to states in which customers may cancel contracts with us comprise 54% of the total merchandise trust as of March 31, 2018.
The merchandise trusts are variable interest entities ("VIE") of which the Partnership is deemed the primary beneficiary. The assets held in the merchandise trusts are required to be used to purchase the merchandise and provide the services to which they relate. If the value of these assets falls below the cost of purchasing such merchandise and providing such services, the Partnership may be required to fund this shortfall.
The Partnership included $9.0 million and $9.1 million of investments held in trust by the West Virginia Funeral Directors Association at March 31, 2018 and December 31, 2017, respectively, in its merchandise trust assets. As required by law, the Partnership deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recognized at their account value, which approximates fair value.

A reconciliation of the Partnership’s merchandise trust activities for the three months ended March 31, 2018 and 2017 is presented below (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$515,456	$507,079
Contributions	17,109	14,916
Distributions	(14,652)	(16,728)
Interest and dividends	6,247	6,284
Capital gain distributions	64	237
Realized gains and losses	(464)	1,810
Other than temporary impairment	(11,153)	—
Taxes	283	(1,675)
Fees	(1,351)	(708)
Unrealized change in fair value	(2,853)	12,643
Balance, end of period	$508,686	$523,858
During the three months ended March 31, 2018 and 2017, purchases of investments were approximately $32.5 million and $22.1 million, respectively, while sales, maturities and paydowns of investments were $24.9 million and $27.1 million, respectively. Cash flows from pre-need customer contracts are presented as operating cash flows in the Partnerships condensed consolidated statement of cash flows.
The cost and market value associated with the assets held in the merchandise trusts as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

March 31, 2018	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$9,859	$—	$—	$9,859
Fixed maturities:
U.S. governmental securities	2	333	1	(122)	212
Corporate debt securities	2	1,487	46	(405)	1,128
Total fixed maturities		1,820	47	(527)	1,340
Mutual funds - debt securities	1	223,150	1,055	(2,420)	221,785
Mutual funds - equity securities	1	63,290	1,358	(4,681)	59,967
Other investment funds (1)		173,858	775	(1,239)	173,394
Equity securities	1	23,318	2,341	(839)	24,820
Other invested assets	2	8,562	—	—	8,562
Total investments		$503,857	$5,576	$(9,706)	$499,727
West Virginia Trust Receivable		8,959	—	—	8,959
Total		$512,816	$5,576	$(9,706)	$508,686
______________________________

(1)
Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have redemption periods ranging from 1 to 30 days, and private credit funds, which have lockup periods of four to eight years with two potential one-year extensions at the discretion of the funds’ general partners. As of March 31, 2018, there were $47.6 million in unfunded commitments to the private credit funds, which are callable at any time and would be funded by assets of the trusts.

December 31, 2017	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$10,421	$—	$—	$10,421
Fixed maturities:
U.S. governmental securities	2	196	1	(65)	132
Corporate debt securities	2	1,204	52	(242)	1,014
Total fixed maturities		1,400	53	(307)	1,146
Mutual funds - debt securities	1	222,450	1,522	(1,211)	222,761
Mutual funds - equity securities	1	71,500	2,399	(6,292)	67,607
Other investment funds (1)		171,044	522	(401)	171,165
Equity securities	1	21,808	2,715	(277)	24,246
Other invested assets	2	9,013	—	—	9,013
Total investments		$507,636	$7,211	(8,488)	$506,359
West Virginia Trust Receivable		9,097	—	—	9,097
Total		$516,733	$7,211	$(8,488)	$515,456
______________________________

(1)
Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have redemption periods ranging from 1 to 90 days and private credit funds, which have lockup periods of four to eight years with two potential one-year extensions at the discretion of the funds’ general partners. As of December 31, 2017, there were $52.1 million in unfunded commitments to the private credit funds, which are callable at any time and would be funded by assets of the trusts.

The contractual maturities of debt securities as of March 31, 2018 were as follows (in thousands):

	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$127	$85	$—
Corporate debt securities	15	992	102	19
Total fixed maturities	$15	$1,119	$187	$19

The Partnership evaluates declines in fair value below cost for each asset held in the merchandise trusts on a quarterly basis.
An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the merchandise trusts as of March 31, 2018 and December 31, 2017 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
March 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$192	$122	$192	$122
Corporate debt securities	168	53	574	352	742	405
Total fixed maturities	168	53	766	474	934	527
Mutual funds - debt securities	160,200	2,420	—	—	160,200	2,420
Mutual funds - equity securities	43,570	4,681	—	—	43,570	4,681
Other investment funds	78,192	1,239	—	—	78,192	1,239
Equity securities	5,614	839	—	—	5,614	839
Total	$287,744	$9,232	$766	$474	$288,510	$9,706

	Less than 12 months		12 months or more		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$112	$65	$112	$65
Corporate debt securities	150	50	361	192	511	242
Total fixed maturities	150	50	473	257	623	307
Mutual funds - debt securities	102,526	912	1,462	299	103,988	1,211
Mutual funds - equity securities	51,196	6,292	—	—	51,196	6,292
Other investment funds	48,140	401	—	—	48,140	401
Equity securities	2,906	255	390	22	3,296	277
Total	$204,918	$7,910	$2,325	$578	$207,243	$8,488

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

Other-Than-Temporary Impairment of Trust Assets

The Partnership assesses its merchandise trust assets for other-than-temporary declines in fair value on a quarterly basis. During the three months ended March 31, 2018, the Partnership determined, based on its review, that there were 94 securities with an aggregate cost basis of approximately $165.8 million and an aggregate fair value of approximately $154.6 million, resulting in an impairment of $11.2 million, with such impairment considered to be other-than-temporary due to credit indicators. Accordingly, the Partnership adjusted the cost basis of these assets to their current value and offset this change against deferred merchandise trust revenue. During the three months ended March 31, 2017, the Partnership determined that there were no other than temporary impairments to the investment portfolio in the merchandise trusts.

8.	PERPETUAL CARE TRUSTS
At March 31, 2018 and December 31, 2017, the Partnership’s perpetual care trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds.
All of these investments are carried at fair value. All of the investments subject to the fair value hierarchy are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 13. There were no Level 3 assets. The perpetual care trusts are VIEs of which the Partnership is deemed the primary beneficiary.
A reconciliation of the Partnership’s perpetual care trust activities for the three months ended March 31, 2018 and 2017 is presented below (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$339,928	$333,780
Contributions	5,504	2,115
Distributions	(4,189)	(3,031)
Interest and dividends	5,894	3,871
Capital gain distributions	124	216
Realized gains and losses	57	2,065
Other than temporary impairment	(6,834)	—
Taxes	8	(165)
Fees	(2,441)	(608)
Unrealized change in fair value	(1,804)	3,236
Balance, end of period	$336,247	$341,479

During the three months ended March 31, 2018 and 2017, purchases of investments were $20.7 million and $69.5 million, respectively, while sales, maturities and paydowns of investments were $18.2 million and $64.1 million, respectively. Cash flows from perpetual care trust related contracts are presented as operating cash flows in our condensed consolidated statement of cash flows.

The cost and market value associated with the assets held in the perpetual care trusts as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

March 31, 2018	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$11,003	$—	$—	$11,003
Fixed maturities:
U.S. governmental securities	2	904	4	(111)	797
Corporate debt securities	2	5,355	99	(254)	5,200
Total fixed maturities		6,259	103	(365)	5,997
Mutual funds - debt securities	1	136,024	1,042	(135)	136,931
Mutual funds - equity securities	1	29,694	780	(1,656)	28,818
Other investment funds (1)		129,772	4,712	(2,830)	131,654
Equity securities	1	21,829	1,238	(1,355)	21,712
Other invested assets	2	132	—	—	132
Total investments		$334,713	$7,875	$(6,341)	$336,247
______________________________

(1)
Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from four to nine years with three potential one-year extensions at the discretion of the funds’ general partners. As of March 31, 2018, there were $84.3 million in unfunded commitments to the private credit funds, which are callable at any time and would be funded by assets of the trusts.

December 31, 2017	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$9,456	$—	$—	$9,456
Fixed maturities:
U.S. governmental securities	2	506	4	(46)	464
Corporate debt securities	2	5,365	148	(191)	5,322
Total fixed maturities		5,871	152	(237)	5,786
Mutual funds - debt securities	1	141,511	1,974	(712)	142,773
Mutual funds - equity securities	1	32,707	1,757	(1,771)	32,693
Other investment funds (1)		124,722	2,630	(533)	126,819
Equity securities	1	22,076	1,648	(1,570)	22,154
Other invested assets	2	247	—	—	247
Total investments		$336,590	$8,161	$(4,823)	$339,928
______________________________

(1)
Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 90 days, and private credit funds, which have lockup periods ranging from four to ten years with three potential one-year extensions at the discretion of the funds’ general partners. As of December 31, 2017, there were $92.2 million in unfunded commitments to the private credit funds, which are callable at any time and would be funded by assets of the trusts.

The contractual maturities of debt securities as of March 31, 2018 were as follows (in thousands):

	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$405	$356	$36
Corporate debt securities	362	4,285	453	100
Total fixed maturities	$362	$4,690	$809	$136

Temporary Declines in Fair Value

The Partnership evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.

An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the perpetual care trusts as of March 31, 2018 and December 31, 2017 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
March 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$733	$111	$733	$111
Corporate debt securities	638	8	2,408	246	3,046	254
Total fixed maturities	638	8	3,141	357	3,779	365
Mutual funds - debt securities	62,790	135	—	—	62,790	135
Mutual funds - equity securities	15,264	1,656	—	—	15,264	1,656
Other investment funds	45,865	2,830	—	—	45,865	2,830
Equity securities	6,710	1,355	—	—	6,710	1,355
Total	$131,267	$5,984	$3,141	$357	$134,408	$6,341

	Less than 12 months		12 months or more		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$399	$46	$399	$46
Corporate debt securities	994	20	2,271	171	3,265	191
Total fixed maturities	994	20	2,670	217	3,664	237
Mutual funds - debt securities	37,090	289	12,793	423	49,883	712
Mutual funds - equity securities	16,668	1,754	36	17	16,704	1,771
Other investment funds	42,606	533	—	—	42,606	533
Equity securities	9,516	1,510	112	60	9,628	1,570
Total	$106,874	$4,106	$15,611	$717	$122,485	$4,823

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
Other-Than-Temporary Impairment of Trust Assets
The Partnership assesses its perpetual care trust assets for other-than-temporary declines in fair value on a quarterly basis. During the three months ended March 31, 2018, the Partnership determined that there were 105 securities with an aggregate cost basis of approximately $118.0 million and an aggregate fair value of approximately $111.2 million, resulting in an impairment of $6.8 million, with such impairment considered to be other-than-temporary. Accordingly, the Partnership adjusted the cost basis of these assets to their current value and offset this change against the liability for perpetual care trust corpus. During the three months ended March 31, 2017, the Partnership determined that there were no other-than-temporary impairments to the investment portfolio in the perpetual care trusts.

9.	LONG-TERM DEBT

Total debt consisted of the following at the dates indicated (in thousands):

	March 31, 2018	December 31, 2017
Credit facility	$154,423	$153,423
7.875% Senior Notes, due June 2021	173,223	173,098
Notes payable - acquisition debt	252	304
Notes payable - acquisition non-competes	385	378
Insurance and vehicle financing	3,230	1,280
Less deferred financing costs, net of accumulated amortization	(9,301)	(9,788)
Total debt	322,212	318,695
Less current maturities	(3,264)	(1,002)
Total long-term debt	$318,948	$317,693
Credit Facility
On August 4, 2016, our 100% owned subsidiary, StoneMor Operating LLC (the "Operating Company") entered into a Credit Agreement (the “Original Credit Agreement”) among each of the Subsidiaries of the Operating Company (together with the Operating Company, “Borrowers”), the Lenders identified therein, Capital One, National Association (“Capital One”), as Administrative Agent, Issuing Bank and Swingline Lender, Citizens Bank N.A. as Syndication Agent, and TD Bank, N.A. and Raymond James Bank, N.A., as Co-Documentation Agents. In addition, on the same date, the Partnership, the Borrowers and Capital One, as Administrative Agent, entered into the Guaranty and Collateral Agreement (the “Guaranty Agreement,” and together with the Credit Agreement, “New Agreements”). Capitalized terms which are not defined in the following description of the New Agreements shall have the meaning assigned to such terms in the New Agreements, as amended.

On March 15, 2017, the Borrowers, Capital One, as Administrative Agent and acting in accordance with the written consent of the Required Lenders, entered into the First Amendment to Credit Agreement. Those parties subsequently entered into a Second Amendment and Limited Waiver on July 26, 2017, a Third Amendment and Limited Waiver effective as of August 15, 2017, a Fourth Amendment to Credit Agreement dated September 29, 2017, a Fifth Amendment to Credit Agreement dated as of December 22, 2017 but effective as of September 29, 2017. We refer to the Original Credit Agreement, as so amended, as the "Original Amended Agreement." On June 12, 2018 and July 13, 2018, those parties also entered into a Sixth Amendment and Waiver to Credit Agreement and a Seventh Amendment and Waiver to the Credit Agreement, respectively (collectively, the "2018 Amendments"). On February 4, 2019, the Partnership, the Borrowers, Capital One, as Administrative Agent and the Lenders entered into an Eighth Amendment and Waiver to Credit Agreement (the “Eighth Amendment”). See Note 17 for a detailed discussion of the changes to the Original Amended Agreement effected by the 2018 Amendments and the Eighth Amendment.

Prior to the 2018 Amendments, the Original Amended Agreement provided for up to $200.0 million initial aggregate amount of Revolving Commitments, which could have been increased, from time to time, in minimum increments of $5.0 million so long as the aggregate amount of such increases does not exceed $100.0 million. Prior to the Eighth Amendment, the Operating Company could also request the issuance of Letters of Credit for up to $15.0 million in the aggregate, of which there were $9.4 million outstanding at March 31, 2018 and $7.5 million outstanding at December 31, 2017. Prior to the Eighth Amendment, the Maturity Date under the Original Amended Agreement was the earlier of (i) August 4, 2021 and (ii) the date that is six months prior to the earliest scheduled maturity date of any outstanding Permitted Unsecured Indebtedness (at present, such date is December 1, 2020, which is six months prior to the June 1, 2021 maturity date of outstanding 7.875% senior notes).
As of March 31, 2018, the outstanding amount of borrowings under the Original Amended Agreement was $154.4 million, which was used to pay down outstanding obligations under the Partnership's prior credit agreement, to pay fees, costs and expenses related to the New Agreements and to fund working capital needs. Prior to the Eighth Amendment, proceeds of the Loans under the Original Amended Agreement could be used to finance the working capital needs and for other general corporate purposes of the Borrowers and Guarantors, including acquisitions and distributions permitted under the Original Amended Agreement.
Each Borrowing under the Original Amended Agreement is comprised of Base Rate Loans or Eurodollar Loans. The Loans comprising each Base Rate Borrowing (including each Swingline Loan) bear interest at the Base Rate plus the Applicable Rate, and the Loans comprising each Eurodollar Borrowing bear interest at the Eurodollar Rate plus the Applicable Rate.

Prior to the 2018 Amendments and the Eighth Amendment, the Applicable Rate was determined based on the Consolidated Leverage Ratio of the Partnership and its Subsidiaries and ranged from 1.75% to 3.75% for Eurodollar Rate Loans, 0.75% to 2.75% for Base Rate Loans and between 0.30% and 0.50% for unused commitment fee. As of March 31, 2018, the Applicable Rate for Eurodollar Rate Loans was 3.75% and for Base Rate Loans was 2.75%. Prior to the Eighth Amendment, the Original Amended Agreement also required the Borrowers to pay a quarterly unused commitment fee, which accrued at the Applicable Rate on the amount by which the commitments under the Original Amended Agreement exceed the usage of such commitments, and which is included within interest expense on the Partnership’s condensed consolidated statements of operations. On March 31, 2018, the weighted average interest rate on outstanding borrowings under the Original Credit Agreement was 6.14%.

Prior to the 2018 Amendments and the Eighth Amendment, the Original Amended Agreement contained financial covenants, pursuant to which the Partnership was not allowed to permit:

•
the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, or the Consolidated Leverage Ratio, as of the last day of any fiscal quarter, commencing on September 30, 2016, determined for the period of four consecutive fiscal quarters ending on such date (the “Measurement Period”), to be greater than 4.25 to 1.00 for the periods ended March 31, 2018 through December 31, 2018, and 4.00 to 1.00 for periods thereafter, which could be increased after January 1, 2019 to 4.25 to 1.00 (in case of a Designated Acquisition made subsequent to the last day of the immediately preceding fiscal quarter) as of the last day of the fiscal quarter in which such Designated Acquisition occurs and as of the last day of the immediately succeeding fiscal quarter;

•
the ratio of Consolidated EBITDA to Consolidated Debt Service, or the Consolidated Debt Service Coverage Ratio, as of the last day of any fiscal quarter, commencing on September 30, 2016 to be less than 2.50 to 1.00 for any Measurement Period; and

•
the ratio of Consolidated EBITDA (reduced by the amount of maintenance and growth capital expenditures not financed with debt other than Revolving Commitments, taxes and quarterly distributions paid in cash) to Consolidated Fixed Charges, or the Consolidated Fixed Charge Coverage Ratio, as of the last day of any fiscal quarter, commencing on December 31, 2017, to be less than 1.20 to 1.00 for any Measurement Period.

Additional covenants include customary limitations, subject to certain exceptions, on, among others: (i) the incurrence of Indebtedness; (ii) granting of Liens; (iii) fundamental changes and dispositions; (iv) investments, loans, advances, guarantees and acquisitions; (v) swap agreements; (vi) transactions with Affiliates; (vii) Restricted Payments; (viii) restrictive agreements; (ix) amendments to organizational documents and indebtedness; (x) prepayment of indebtedness; and (xi) Sale and Leaseback Transactions.
The Borrowers’ obligations under the Original Amended Agreement are guaranteed by the Partnership and the Borrowers. Pursuant to the Guaranty Agreement, the Borrowers’ obligations under the Original Amended Agreement are secured by a first priority lien and security interest (subject to permitted liens and security interests) in substantially all of the Partnership’s and Borrowers’ assets, whether then owned or thereafter acquired, excluding certain excluded assets, which include, among others: (i) Trust Accounts, certain proceeds required by law to be placed into such Trust Accounts and funds held in such Trust Accounts; and (ii) Excluded Real Property, including owned and leased real property that may not be pledged as a matter of law.
The Partnership was not in compliance with the facility’s maximum Consolidated Leverage Ratio for the periods ended March 31, 2018 and December 31, 2017, which constituted a default that the lenders agreed to waive pursuant to the Sixth Amendment and Waiver. In addition, the Partnership’s failure to timely file its 2017 Annual Report on Form 10-K and this Form 10-Q Report constituted defaults under our revolving credit facility, under the Sixth Amendment and Waiver, the lenders agreed to waive such defaults and extend the dates by which such filings were required to be made, under the Seventh Amendment and Waiver, the lenders agreed to waive our failure to timely file the 2017 Annual Report on Form 10-K on or before the previously extended filing deadline and agreed to further extend the dates by which certain reports were required to be filed and under the Eighth Amendment and Waiver, the lenders agreed to waive our failure to timely file the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018, June 30, 2018 and September 30,2018 on or before the previously extended filing deadlines and agreed to further extend the dates by which certain reports were required to be filed. See Note 17 in this Item 1. Financial Statements, for further detail regarding the extended filing deadlines for the Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018, June 30, 2018 and September 30, 2018.
Senior Notes
On May 28, 2013, the Partnership issued $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 (the “Senior Notes”). The Partnership pays 7.875% interest per annum on the principal amount of the Senior Notes, payable in cash semi-

annually in arrears on June 1 and December 1 of each year. The net proceeds from the offering of the Senior Notes were used to retire a $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 and the remaining proceeds were used for general corporate purposes. The Senior Notes were issued at 97.832% of par resulting in gross proceeds of $171.2 million with an original issue discount of approximately $3.8 million. The Partnership incurred debt issuance costs and fees of approximately $4.6 million. These costs and fees are deferred and are being amortized over the life of the Senior Notes. The Senior Notes mature on June 1, 2021.

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

The Senior Notes are jointly and severally guaranteed by certain of the Partnership’s subsidiaries. The Indenture governing the Senior Notes contains covenants, including limitations of the Partnership’s ability to incur certain additional indebtedness and liens, make certain dividends, distributions, redemptions or investments, enter into certain transactions with affiliates, make certain asset sales, and engage in certain mergers, consolidations or sales of all or substantially all of the Partnership's assets, among other items. As of March 31, 2018, the Partnership was in compliance with these covenants.

10.	DEFERRED REVENUES AND COSTS

The Partnership defers revenues and all direct costs associated with the sale of pre-need cemetery merchandise, and services until the merchandise is delivered or the services are performed. The Partnership recognizes deferred merchandise and service revenues as deferred revenues within long-term liabilities on its condensed consolidated balance sheet. The Partnership presents deferred direct costs associated with pre-need cemetery merchandise, and service revenues as deferred selling and obtaining costs within long-term assets on its condensed consolidated balance sheets. The Partnership also defers the costs to obtain new pre-need cemetery and new prearranged funeral business as well as the investment earnings on the prearranged services and merchandise trusts.

Deferred revenues and related costs consisted of the following at the dates indicated (in thousands):

	March 31, 2018	December 31, 2017
Deferred contract revenues(1)	$820,233	$808,549
Deferred merchandise trust revenue	99,572	105,354
Deferred merchandise trust unrealized gains (losses)	(4,130)	(1,277)
Deferred revenues	$915,675	$912,626

(1) Upon the adoption of ASC 606, the Partnership eliminated the allowance for cancellation of these performance obligations.

The activity in deferred selling and obtaining costs was as follows (in thousands):

March 31, 2018
Deferred selling and obtaining costs, beginning of period	$126,398
Cumulative effect of accounting change	(18,557)
Change in deferred selling and obtaining costs	1,866
Deferred selling and obtaining costs, end of period	$109,707

$19.7 million of the deferred revenue balance at December 31, 2017 was recognized as revenue during the three months ended March 31, 2018. Also, during the three months ended March 31, 2018, the Partnership recognized $1.9 million from deferred incremental direct selling costs.

The components of Deferred revenues, net in the Partnership's unaudited Condensed Consolidated Balance Sheet at March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018	December 31, 2017
Deferred revenue	$941,200	$912,626
Amounts due from customers for unfulfilled performance obligations on cancellable pre-need contracts (1)	(25,525)	—
Deferred revenue, net	$915,675	$912,626

(1) Prior to the adoption of "Revenue from Contracts with Customers" on January 1, 2018, amounts due from customers for unfulfilled performance obligations on cancellable pre-need contracts were included in "Accounts Receivable and Long-term accounts receivable, net of allowance."

The Partnership cannot estimate the period when it expects its remaining performance obligations will be recognized because certain performance obligations will only be satisfied at the time of death. The Partnership expects to service 55% of its deferred revenue in the first 4-5 years and approximately 80% of its deferred revenue within 18 years.

11.	LONG-TERM INCENTIVE AND RETIREMENT PLANS

On March 19, 2018, an aggregate of 236,234 phantom units were awarded under the Partnership’s 2014 LTIP, of which an aggregate of 127,229 were subject to time-based vesting and an aggregate of 109,005 were subject to performance-based vesting. Also, on March 19, 2018, 14,556 restricted units were awarded to an officer of the General Partner pursuant to his employment agreement, which units vest in 24 equal monthly installments commencing one month after the grant date.

12.	COMMITMENTS AND CONTINGENCIES
Legal
The Partnership is currently subject to class or collective actions under the Securities Exchange Act of 1934 and for related state law claims that certain of the Partnership's officers and directors breached their fiduciary duty to the Partnership and its unitholders. The Partnership could also become subject to additional claims and legal proceedings relating to the factual allegations made in these actions. While management cannot reasonably estimate the potential exposure in these matters at this time, if the Partnership does not prevail in any such proceedings, the Partnership could be required to pay substantial damages or settlement costs, subject to certain insurance coverages. Management has determined that, based on the status of the claims and legal proceedings against the Partnership, the amount of the potential losses cannot be reasonably estimated at this time. These actions are summarized below.

•
Anderson v. StoneMor Partners, LP, et al., No. 2:16-cv-06111 pending in the United States District Court for the Eastern District of Pennsylvania, and filed on November 21, 2016. The plaintiffs in this case (as well as Klein v. StoneMor Partners, LP, et al., No. 2:16-cv-06275, filed in the United States District Court for the Eastern District of Pennsylvania on December 2, 2016, which has been consolidated with this case) brought an action on behalf of a putative class of the holders of Partnership units and allege that the Partnership made misrepresentations to investors in violation of Section 10(b) of the Securities Exchange Act of 1934 by, among other things and in general, failing to clearly disclose the use of proceeds from debt and equity offerings by making allegedly false or misleading statements concerning (a) the Partnership’s strength or health in connection with a particular quarter’s distribution announcement, (b) the connection between operations and distributions and (c) the Partnership’s use of cash from equity offerings and its credit facility. Plaintiffs sought damages from the Partnership and certain of its officers and directors on behalf of the class of Partnership unitholders, as well as costs and attorneys' fees. Lead plaintiffs have been appointed in this case and filed a Consolidated Amended Class Action Complaint on April 24, 2017. Defendants filed a motion to dismiss that Consolidated Amended Complaint on June 8, 2017. The motion was granted on October 31, 2017, and the court entered judgment dismissing the case on November 30, 2017. Plaintiffs filed a notice of appeal on December 29, 2017. Oral argument was held before the United States Court of Appeals for the Third Circuit on November 1, 2018.  The Partnership expects the court to render a decision within 90-120 days of the argument, but there can be no assurance as to when the court will issue its ruling.

•
Bunim v. Miller, et al., No. 2:17-cv-00519-ER, pending in the United States District Court for the Eastern District of Pennsylvania, and filed on February 6, 2017. The plaintiff in this case brought, derivatively on behalf of the Partnership, claims that StoneMor GP’s officers and directors aided and abetted in breaches of StoneMor GP’s purported fiduciary duties by, among other things and in general, allegedly making misrepresentations through the use of non-GAAP accounting standards in its public filings, by allegedly failing to clearly disclose the use of proceeds from debt and equity offerings, and by allegedly approving unsustainable distributions. The plaintiff also claims that these actions and misrepresentations give rise to causes of action for gross mismanagement, unjust enrichment, and (in connection with a purportedly misleading proxy statement filed in 2014) violations of Section 14(a) of the Securities Exchange Act of 1934. The derivative plaintiff seeks an award of damages, attorneys’ fees and costs in favor of the Partnership as nominal plaintiff, as well as general compliance and governance changes. This case has been stayed, by the agreement of the parties, pending the resolution of the motion to dismiss filed in the Anderson case, provided that either party may terminate the stay on 30 days' notice.

•
Muth v. StoneMor G.P. LLC, et al., December Term, 2016, No. 01196 and Binder v. StoneMor G.P. LLC, et al., January Term, 2017, No. 04872, both pending in the Court of Common Pleas for Philadelphia County, Pennsylvania, and filed on December 20, 2016 and February 3, 2017, respectively. In these cases, the plaintiffs brought, derivatively on behalf of the Partnership, claims that StoneMor GP’s officers and directors aided and abetted in breaches of StoneMor GP’s purported fiduciary duties by, among other things and in general, allegedly making misrepresentations through the use of non-GAAP accounting standards in its public filings and by failing to clearly disclose the use of proceeds from debt and equity offerings, as well as approving unsustainable distributions. The plaintiffs also claim that these actions and misrepresentations give rise to a cause of action for unjust enrichment. The derivative plaintiffs seek an award of damages, attorneys’ fees and costs in favor of the Partnership as nominal plaintiff, as well as alterations to the procedures for electing members to the board of StoneMor GP, and other compliance and governance changes. These cases have been consolidated and stayed, by the agreement of the parties, pending the resolution of the motion to dismiss filed in the Anderson case, provided that either party may terminate the stay on 30 days' notice.

The Philadelphia Regional Office of the Securities and Exchange Commission, Enforcement Division, is continuing its investigation of the Partnership as to whether violations of federal securities laws have occurred. The investigation relates to, among other things, the Partnership's prior restatements, financial statements, internal control over financial reporting, public disclosures, use of non-GAAP financial measures, matters pertaining to unitholder distributions and the sources of funds therefor and information relating to protection of the Partnership's confidential information and its policies regarding insider trading. The Partnership is continuing to cooperate with the SEC staff.
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

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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
The Partnership’s current assets and liabilities and customer receivables on its condensed consolidated balance sheets are similar to cash basis financial instruments, and their estimated fair values approximate their carrying values due to their short-term nature and thus are categorized as Level 1. The Partnership’s merchandise and perpetual care trusts consist of investments in debt and equity marketable securities and cash equivalents, are carried at fair value, and are considered either Level 1 or Level 2 (see Note 7 and Note 8). Where quoted prices are available in active markets, securities are classified as Level 1 investments pursuant to the fair value measurement hierarchy.

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
The Partnership’s other financial instruments as of March 31, 2018 and December 31, 2017 consist of its Senior Notes and outstanding borrowings under its revolving credit facility (see Note 9). The estimated fair values of the Partnership’s Senior Notes as of March 31, 2018 and December 31, 2017 were $172.9 million and $173.3 million, respectively, based on trades made on those dates, compared with the carrying amounts of $173.2 million and $173.1 million, respectively. As of March 31, 2018 and December 31, 2017, the carrying values of outstanding borrowings under the Partnership’s revolving credit facility (see Note 9), which bears interest at variable interest rates with maturities of 90 days or less, approximated their estimated fair values. The Senior Notes and the credit facility are valued using Level 2 inputs.
The Partnership may be required to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP from time to time. These adjustments to fair value usually result from the application of lower of cost or fair value accounting on assets held for sale. The lower of cost or estimated fair value of assets held for sale was $1.1 million with an original net book value of $2.2 million prior to adjustments of $0.2 million for the quarter ended March 31, 2018 and $0.9 million for the year ended December 31, 2017. Assets held for sale are valued at lower of cost or estimated fair value based on broker comps and estimates at the time the assets are classified as held for sale. These assets held for sale are classified as Level 3 pursuant to the fair value measurement hierarchy.

14.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Partnership’s Senior Notes are guaranteed by StoneMor Operating LLC and its 100% owned subsidiaries, other than the co-issuer, as described below. The guarantees are full, unconditional, joint and several. The Partnership, or the “Parent”, and its 100% owned subsidiary, Cornerstone Family Services of West Virginia Subsidiary Inc., are the co-issuers of the Senior Notes. The Partnership’s unaudited condensed consolidated financial statements as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 include the accounts of cemeteries owned by other entities but which the Partnership operates under long-term lease, operating or management agreements. For the purposes of this note, these entities are deemed non-guarantor subsidiaries, as they are not 100% owned by the Partnership. The Partnership’s unaudited condensed consolidated financial statements also contain merchandise and perpetual care trusts that are also non-guarantor subsidiaries for the purposes of this note.

The financial information presented below reflects the Partnership’s standalone accounts, the combined accounts of the subsidiary co-issuer, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the consolidating adjustments and eliminations and the Partnership’s consolidated accounts as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017. For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their respective subsidiaries are presented in accordance with the equity method of accounting (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2018	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$8,802	$1,610	$—	$10,412
Assets held for sale	—	—	1,102	—	—	1,102
Other current assets	—	4,227	78,500	17,928	—	100,655
Total current assets	—	4,227	88,404	19,538	—	112,169
Long-term accounts receivable	—	2,947	82,410	14,813	—	100,170
Cemetery and funeral home property and equipment	—	688	414,308	34,048	—	449,044
Merchandise trusts	—	—	—	508,686	—	508,686
Perpetual care trusts	—	—	—	336,247	—	336,247
Deferred selling and obtaining costs	—	5,374	86,341	17,992	—	109,707
Goodwill and intangible assets	—	—	26,184	61,471	—	87,655
Other assets	—	—	20,813	4,017	—	24,830
Investments in and amounts due from affiliates eliminated upon consolidation	114,133	52,009	552,818	—	(718,960)	—
Total assets	$114,133	$65,245	$1,271,278	$996,812	$(718,960)	$1,728,508

Liabilities and Partners' Capital
Current liabilities	$—	$139	$60,087	$1,609	$—	$61,835
Long-term debt, net of deferred financing costs	68,299	104,923	145,726	—	—	318,948
Deferred revenues	—	32,146	773,451	110,078	—	915,675
Perpetual care trust corpus	—	—	—	336,247	—	336,247
Other long-term liabilities	—	—	35,226	14,743	—	49,969
Due to affiliates	—	—	173,222	569,739	(742,961)	—
Total liabilities	68,299	137,208	1,187,712	1,032,416	(742,961)	1,682,674
Partners' capital	45,834	(71,963)	83,566	(35,604)	24,001	45,834
Total liabilities and partners' capital	$114,133	$65,245	$1,271,278	$996,812	$(718,960)	$1,728,508

December 31, 2017 (1)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$4,216	$2,605	$—	$6,821
Assets held for sale	—	—	1,016	—	—	1,016
Other current assets	—	3,882	83,901	17,366	—	105,149
Total current assets	—	3,882	89,133	19,971	—	112,986
Long-term accounts receivable	—	2,179	89,275	14,481	—	105,935
Cemetery and funeral home property and equipment	—	738	411,936	34,820	—	447,494
Merchandise trusts	—	—	—	515,456	—	515,456
Perpetual care trusts	—	—	—	339,928	—	339,928
Deferred selling and obtaining costs	—	6,171	98,639	21,588	—	126,398
Goodwill and intangible assets	—	—	26,347	61,759	—	88,106
Other assets	—	—	16,995	2,784	—	19,779
Investments in and amounts due from affiliates eliminated upon consolidation	159,946	82,836	556,783	—	(799,565)	—
Total assets	$159,946	$95,806	$1,289,108	$1,010,787	$(799,565)	$1,756,082

Liabilities and Partners' Capital
Current liabilities	$—	$72	$44,380	$1,354	$—	$45,806
Long-term debt, net of deferred financing costs	68,250	104,848	144,595	—	—	317,693
Deferred revenues	—	33,469	773,516	105,641	—	912,626
Perpetual care trust corpus	—	—	—	339,928	—	339,928
Other long-term liabilities	—	—	34,149	14,184	—	48,333
Due to affiliates	—	—	173,098	576,025	(749,123)	—
Total liabilities	68,250	138,389	1,169,738	1,037,132	(749,123)	1,664,386
Partners’ capital	91,696	(42,583)	119,370	(26,345)	(50,442)	91,696
Total liabilities and partners’ capital	$159,946	$95,806	$1,289,108	$1,010,787	$(799,565)	$1,756,082
(1) The information at December 31, 2017 has not been adjusted for the impact of the Partnership's adoption of ASC 606 on January 1, 2018.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2018	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$1,625	$65,789	$12,860	$(2,329)	$77,945
Total costs and expenses	—	(3,310)	(70,913)	(14,077)	2,329	(85,971)
Other income (loss)	—	—	(5,205)	—	—	(5,205)
Net loss from equity investment in subsidiaries	(16,565)	(14,793)	—	—	31,358	—
Interest expense	(1,358)	(2,087)	(3,416)	(252)	—	(7,113)
Net income (loss) from continuing operations before income taxes	(17,923)	(18,565)	(13,745)	(1,469)	31,358	(20,344)
Income tax benefit	—	—	2,421	—	—	2,421
Net income (loss)	$(17,923)	$(18,565)	$(11,324)	$(1,469)	$31,358	$(17,923)

Three Months Ended March 31, 2017 (1)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$2,045	$68,642	$14,942	$(2,683)	$82,946
Total costs and expenses	—	(3,404)	(69,482)	(13,792)	2,683	(83,995)
Net loss from equity investment in subsidiaries	(7,203)	(8,214)	—	—	15,417	—
Interest expense	(1,358)	(2,087)	(3,036)	(225)	—	(6,706)
Net income (loss) from continuing operations before income taxes	(8,561)	(11,660)	(3,876)	925	15,417	(7,755)
Income tax expense	—	—	(806)	—	—	(806)
Net income (loss)	$(8,561)	$(11,660)	$(4,682)	$925	$15,417	$(8,561)
(1) The information for the three months ended March 31, 2017 has not been adjusted for the impact of the Partnership's adoption of ASC 606 on January 1, 2018.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2018	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$145	$10,340	$(890)	$(3,445)	$6,150
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures	—	(145)	(4,952)	(105)	—	(5,202)
Net cash used in investing activities	—	(145)	(4,952)	(105)	—	(5,202)
Cash Flows From Financing Activities:
Payments to affiliates	—	—	(3,445)	—	3,445	—
Net borrowings of debt	—	—	2,850	—	—	2,850
Other financing activities	—	—	(207)	—	—	(207)
Net cash provided by (used in) financing activities	—	—	(802)	—	3,445	2,643
Net increase (decrease) in cash and cash equivalents	—	—	4,586	(995)	—	3,591
Cash and cash equivalents - Beginning of period	—	—	4,216	2,605	—	6,821
Cash and cash equivalents - End of period	$—	$—	$8,802	$1,610	$—	$10,412

Three Months Ended March 31, 2017 (1)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$11,887	$11	$15,826	$(41)	$(15,332)	$12,351
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures	—	(11)	(1,293)	(192)	—	(1,496)
Net cash used in investing activities	—	(11)	(1,293)	(192)	—	(1,496)
Cash Flows From Financing Activities:
Cash distributions	(11,887)	—	—	—	—	(11,887)
Payments to affiliates	—	—	(15,332)	—	15,332	—
Net borrowings of debt	—	—	2,928	—	—	2,928
Other financing activities	—	—	(743)	—	—	(743)
Net cash provided by financing activities	(11,887)	—	(13,147)	—	15,332	(9,702)
Net increase (decrease) in cash and cash equivalents	—	—	1,386	(233)	—	1,153
Cash and cash equivalents - Beginning of period	—	—	9,145	3,425	—	12,570
Cash and cash equivalents - End of period	$—	$—	$10,531	$3,192	$—	$13,723

(1) The information for the three months ended March 31, 2017 has not been adjusted for the impact of the Partnership's adoption of ASC 606 on January 1, 2018.

15.	SEGMENT INFORMATION
The Partnership’s operations include two reportable operating segments, Cemetery Operations and Funeral Home Operations. These operating segments reflect the way the Partnership's Chief Operating Decision Maker manages its operations and makes business decisions. Operating segment data for and as of the periods indicated were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017 (1)
STATEMENT OF OPERATIONS DATA:
Cemetery Operations:
Revenues	$62,243	$65,527
Operating costs and expenses	(58,063)	(56,632)
Depreciation and amortization	(2,074)	(2,261)
Segment income	$2,106	$6,634
Funeral Home Operations:
Revenues	$15,702	$17,419
Operating costs and expenses	(13,036)	(12,804)
Depreciation and amortization	(713)	(806)
Segment income	$1,953	$3,809
Reconciliation of segment income to net loss:
Cemetery Operations	$2,106	$6,634
Funeral Home Operations	1,953	3,809
Total segment income	4,059	10,443
Corporate overhead	(11,827)	(11,104)
Corporate depreciation and amortization	(258)	(388)
Other losses	(5,205)	—
Interest expense	(7,113)	(6,706)
Income tax benefit (expense)	2,421	(806)
Net loss	$(17,923)	$(8,561)

CASH FLOW DATA:
Capital expenditures:
Cemetery Operations	$4,299	$1,309
Funeral Home Operations	44	47
Corporate	26	140
Total capital expenditures	$4,369	$1,496

BALANCE SHEET DATA	March 31, 2018	December 31, 2017
Assets:
Cemetery Operations	$1,570,180	$1,594,091
Funeral Home Operations	140,924	152,934
Corporate	17,404	9,057
Total assets	$1,728,508	$1,756,082
Goodwill:
Cemetery Operations	$24,862	$24,862
Funeral Home Operations	—	—
Total goodwill	$24,862	$24,862

(1) The results for the three months ended March 31, 2017 has not been adjusted for the impact of the Partnership's adoption of ASC 606 on January 1, 2018.

16.	SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION

The tables presented below provide supplemental information to the condensed consolidated statements of cash flows regarding contract origination and maturity activity included in the pertinent captions on the Partnership's condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2018	2017
Pre-need/at-need contract originations (sales on credit)	$(35,987)	$(26,911)
Cash receipts from sales on credit (post-origination)	32,319	25,627
Changes in Accounts receivable, net of allowance	$(3,668)	$(1,284)

Deferrals:
Cash receipts from customer deposits at origination, net of refunds	$36,416	$37,342
Withdrawals of realized income from merchandise trusts during the period	2,101	3,608
Pre-need/at-need contract originations (sales on credit)	35,987	26,911
Undistributed merchandise trust investment earnings, net	2,393	3,310
Recognition:
Merchandise trust investment income, net withdrawn as of end of period	(1,769)	(1,900)
Recognized maturities of customer contracts collected as of end of period	(45,900)	(46,179)
Recognized maturities of customer contracts uncollected as of end of period	(13,437)	(10,290)
Changes in Deferred revenues	$15,791	$12,802

17.	SUBSEQUENT EVENTS

Credit Agreements

On June 12, 2018, StoneMor Operating LLC (the “Operating Company”), a wholly-owned subsidiary of the Partnership, the Subsidiaries (as defined in the Amended Credit Agreement) of the Operating Company (together with the Operating Company, “Borrowers”), the Lenders party thereto and Capital One, National Association (“Capital One”), as Administrative Agent (in such capacity, the “Administrative Agent”), entered into the Sixth Amendment and Waiver to Credit Agreement (the “Sixth Amendment”) which further amended the Credit Agreement dated August 4, 2016 (as previously amended by that certain First Amendment to Credit Agreement dated as of March 15, 2017, Second Amendment and Limited Waiver dated July 26, 2017, Third Amendment and Limited Waiver effective August 15, 2017, Fourth Amendment to Credit Agreement dated as of September 29, 2017 and Fifth Amendment to Credit Agreement dated as of December 22, 2017 but effective as of September 29, 2017, the “Original Amended Agreement”), dated as of August 4, 2016, among the Borrowers, the Lenders, Capital One, as Administrative Agent, Issuing Bank and Swingline Lender, Citizens Bank N.A., as Syndication Agent, and TD Bank, N.A. and Raymond James Bank, N.A., as Co-Documentation Agents. On July 13, 2018, those same parties entered into a Seventh Amendment and Waiver to Credit Agreement (the “Seventh Amendment”) and, collectively with the Sixth Amendment, the "2018 Amendments). On February 4, 2019, the Borrowers, the Lenders and the Administrative Agent entered into an Eighth Amendment and Waiver to the Credit Agreement (the “Eighth Amendment” and the Original Amended Agreement, as further amended by the Sixth Amendment, the Seventh Amendment, and the Eighth Amendment, the “Amended Credit Agreement”). Capitalized terms not otherwise defined herein have the same meanings as specified in the Amended Credit Agreement.
The Sixth Amendment included covenants pursuant to which the Partnership agreed to deliver to the Administrative Agent (a) the consolidated financial statements included in this Annual Report on Form 10-K for the Year Ended December 31, 2017 (the “2017 Form 10-K”) on or before June 30, 2018 and (b) the consolidated financial statements to be included in its Quarterly Reports on

Form 10-Q for the periods ended March 31, 2018 and June 30, 2018 within 60 and 105 days, respectively, after the 2017 Form 10-K was filed. The Partnership also agreed to use commercially reasonable efforts to consummate the disposition of assets with Net Cash Proceeds of at least $12.0 million by June 30, 2019. The Sixth Amendment also amended certain terms of the Original Amended Agreement to:

•	reduce the amount of the Revolving Commitments from $200.0 million to $175.0 million and eliminate the Borrowers’ ability to increase the Revolving Commitments;

•
add a further limitation on Revolving Credit Availability at any time prior to the date on which the Partnership shall have achieved (i) as of the last day of any fiscal quarter after the effective date of the Fourth Amendment, a Consolidated Leverage Ratio (determined based on Consolidated EBITDA calculated without regard to the amendments under the Sixth Amendment) of less than 4.00:1.00 for the four consecutive fiscal quarters ending on such date and (ii) as of the last day of any fiscal quarter after the Sixth Amendment Effective Date, a Consolidated Secured Net Leverage Ratio of less than 3.00:1.00 for the four consecutive fiscal quarters ending on such date by establishing a Secured Leverage Borrowing Base, which is equal to the sum of 80% of accounts receivable outstanding less than 120 days (without giving effect to the application of the Financial Accounting Standards Board’s Accounting Standards Codification Topic 606) plus 40% of the book value, net of depreciation, of property, plant and equipment;

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

◦
defines Consolidated Secured Net Leverage Ratio as the ratio of (i) (x) Consolidated Secured Funded Indebtedness, which is Consolidated Funded Indebtedness secured by a lien, minus (y) unrestricted cash and cash equivalents subject to a first priority lien in favor of the Administrative Agent in an amount not to exceed $5.0 million, to (ii) Consolidated EBITDA; and

◦
establishes limitations on the Partnership’s Consolidated Secured Net Leverage Ratio at 5.75:1.00 for the period ended June 30, 2018 and the period ended September 30, 2018, stepping down to 5.50:1.00 for the period ended December 31, 2018, 5.00:1.00 for periods ending in fiscal 2019 and 4.50:1.00 for periods ending in fiscal 2020;

•
prohibit distributions to the Partnership’s partners unless the Consolidated Leverage Ratio (determined based on Consolidated EBITDA calculated giving effect to amendments under the Sixth Amendment) is not greater than 7.50:1.00 and the Revolving Credit Availability is at least $25.0 million;

•
increase the minimum and maximum Applicable Rate by 0.05%; redetermine the Applicable Rate based on the Consolidated Secured Net Leverage Ratio of the Partnership and its Subsidiaries to be in the range between 2.25% to 4.25% for Eurodollar Rate Loans and 1.25% to 3.75% for Base Rate Loans (but in no event less that the Applicable Rate that would be in effect if calculated as set forth in the Original Amended Agreement);

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

•
provide for mandatory prepayments in an amount equal to 100% of the net cash proceeds, subject to certain thresholds in certain cases, from sale/leaseback transactions and certain other permitted dispositions of assets;

•
further modify the Partnership’s and its subsidiaries' ability to incur additional indebtedness by: (i) decreasing the capital equipment financing basket from $10.0 million to $5.0 million; (ii) decreasing the general basket for certain permitted debt from $10.0 million to $7.5 million; (iii) eliminating the Borrowers’ ability to incur subordinated debt to fund consideration payable for certain permitted acquisitions; (iv) eliminating the Borrowers’ ability to incur unsecured indebtedness; and (v) permitting the Partnership to incur indebtedness of up to an aggregate of $11.0 million in the form of deferred purchase price obligations payable pursuant to certain specified agreements entered into prior to the Sixth Amendment Effective Date;

•
eliminate the Partnership’s and its subsidiaries' (A) right to consummate, subject to certain other conditions, acquisitions if, on a pro forma basis, the Consolidated Leverage Ratio was not greater than 3.75:1.00 and (B) ability to fund acquisitions with Borrowers’ own funds, except for an aggregate of up to $11.0 million of purchase price obligations pursuant to certain acquisitions for which agreements had been executed prior to the Sixth Amendment Effective Date;

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
In addition, in the Sixth Amendment, the Administrative Agent and Lenders party thereto waived existing defaults under the Original Amended Agreement as a result of the Partnership’s failure to (i) deliver the financial statements for the periods ended December 31, 2017 and March 31, 2018 and the related compliance certificates; (ii) comply with the facility’s maximum Consolidated Leverage Ratio for the quarters ended December 31, 2017 and March 31, 2018; and (iii) give notice of such defaults and inaccuracies in representations and warranties resulting from such defaults. This waiver was subject to the satisfaction of certain conditions, including the payment to the Lenders of a fee in the aggregate amount of $0.9 million.
The Seventh Amendment included covenants pursuant to which the Partnership agreed to deliver to the Administrative Agent: (a) the consolidated financial statements included in this Annual Report on Form 10-K on or before August 31, 2018, (b) the consolidated financial statements to be included in its Quarterly Report on Form 10-Q for the period ended March 31, 2018 (the “First Quarter 10-Q”) within 90 days after the Annual Report on Form 10-K was filed but not later than October 31, 2018, (c) the consolidated financial statements to be included in its Quarterly Report on Form 10-Q for the period ended June 30, 2018 (the “Second Quarter 10-Q”) within 60 days after the First Quarter 10-Q is filed (but not later than December 17, 2018) and (d) the consolidated financial statements to be included in its Quarterly Report on Form 10-Q for the period ended September 30, 2018 within 45 days after the Second Quarter 10-Q is filed (but not later than January 31, 2019). The Seventh Amendment also increased the maximum Consolidated Secured Net Leverage Ratio for the period ended June 30, 2018 from 5.75:1.00 to 6.25:1.00. In addition, the Administrative Agent and the Lenders party to the Seventh Amendment also waived existing defaults under the Original Amended Agreement, as amended by the Sixth Amendment, arising from the Partnership’s failure to timely deliver the consolidated financial statements included in this Annual Report on Form 10-K on or before June 30, 2018. The Partnership prepaid $4.0 million of the outstanding balance of its revolving loans under the Amended Credit Facility as a condition to the foregoing waivers and amendments, and also paid the lenders a fee in the aggregate amount of $0.2 million.
The Eighth Amendment added to the Amended Credit Agreement a separate last out revolving credit facility (the “Tranche B Revolving Credit Facility”) in the aggregate amount of $35.0 million to be provided by certain affiliates of Axar Capital Management as the initial lenders under the Tranche B Revolving Credit Facility (the “Tranche B Revolving Lenders”) on the following terms (as further detailed in the Eighth Amendment):

•
the aggregate amount of the Tranche B Revolving Commitments is $35.0 million; such Commitments may be utilized in the amount of $15.0 million, which is reduced by a $0.7 million Original Issue Discount on the Eighth Amendment effective date and in the amount of $5.0 million (or integral multiple thereof) from time to time until April 30, 2019, provided that any borrowings resulting in the outstanding principal amount of the Tranche B Revolving Credit Facility being in excess of $25.0 million require, as a condition to such borrowings, that the Partnership receive a fairness opinion with respect to the Tranche B Revolving Credit Facility;

•	Tranche B Revolving Credit Facility Maturity Date is one business day after the maturity date of the original revolving credit facility (the “Tranche A Revolving Credit Facility”);

•	the interest rate applicable to the loans made under the Tranche B Revolving Credit Facility is 8.00% per annum, payable quarterly in arrears;

•
borrowings under the Tranche B Revolving Credit Facility on the effective date of the Eighth Amendment (the "Eighth Amendment Effective Date") are subject to an original issue discount in the amount of $0.7 million; and

•	upon the repayment or prepayment of the Tranche B Revolving Credit Facility in full, the Tranche B Revolving Lenders will receive additional interest in the amount of $0.7 million.

The Eighth Amendment also amended certain terms of the Original Amended Agreement (as further amended by the 2018 Amendments) to:

•	reduce the Tranche A Revolving Credit Availability Period to end on the Eighth Amendment Effective Date, which precludes borrowings under the Tranche A Revolving Credit Facility after such date;

•
reduce the amount of the Letter of Credit Sublimit from $15.0 million to $9.4 million; plus the principal amount of loans under the Tranche A Revolving Credit Facility that become subject to optional prepayment after the Eighth Amendment Effective Date, and permit the issuance of letters of credit under the Tranche A Revolving Credit Facility after the Eight Amendment Effective Date;

•
modify the Tranche A Revolving Credit Facility Maturity Date to be the earlier of (i) May 1, 2020 and (ii) the date that is six months prior to the earliest scheduled maturity date of any outstanding Permitted Unsecured Indebtedness;

•
redetermine the Applicable Rate to be 4.50% for Eurodollar Rate Loans and 3.50% for Base Rate Loans from the Eighth Amendment Effective Date to February 28, 2019; 4.75% and 3.75%, respectively, from March 1, 2019 to March 31, 2019; 5.50% and 4.50%, respectively, from April 1, 2019 to April 30, 2019; 5.75% and 4.75%, respectively, from May 1, 2019 to May 31, 2019; and 6.00% and 5.00%, respectively, from June 1, 2019;

•	discontinue the accrual of the commitment fee after the Eighth Amendment Effective Date;

•
provide for ticking fees assessed on the amount of outstanding loans made under the Tranche A Revolving Credit Facility (the "Tranche A Revolving Loans") and payable to the Tranche A Revolving Lenders (i) in-kind, by increasing the outstanding principal amount of such Lender’s Tranche A Revolving Loans (“PIK”) or (ii) in cash, in the following amounts and on the following dates:

•	3.00% on July 1, 2019, of which (x) 2.00% shall PIK and (y) 1.00% shall be payable in cash, unless the Required Lenders agree to PIK;

•	1.00% on August 1, 2019, payable in cash, unless the Required Lenders agree to PIK;

•	1.00% on September 1, 2019, payable in cash, unless the Required Lenders agree to PIK; and

•	1.00% on October 1, 2019, PIK;

•
amend the definition of “Consolidated Net Income” for purposes of calculating the Consolidated EBITDA to exclude, for the time period from January 1, 2018 to January 1, 2019, (i) any non-recurring charges for adjustments made to cost of goods sold for merchandise inventory impairment related to excess and damaged inventory of the Partnership or a subsidiary of the Partnership (and any reversal thereof) incurred during the Fiscal Year ended December 2018 in an aggregate amount not to exceed $5.0 million shall be excluded from such determination and (ii) any non-recurring charges for the establishment of liability reserves required for future obligations of the Partnership or a Subsidiary of the Partnership to deliver allocated merchandise to customers (and any reversal thereof) incurred during the Fiscal Year ended December 2018 in an aggregate amount not to exceed  $15.0 million shall be excluded from such determination;

•
amend the definition of “Consolidated EBITDA” for purposes of calculating the financial covenant to (i) adjust the limit on add backs for non-recurring cash expenses, losses, costs and charges to $17.0 million for each Measurement Period ended on or after April 1, 2018 and (ii) remove a separate add back for non-recurring cash expenses, costs and charges relating to “non-ordinary course of business” legal matters;

•
remove the Consolidated Secured Net Leverage Ratio and Consolidated Fixed Charge Coverage Ratio and replace them with a covenant requiring the Partnership to ensure that its Consolidated EBITDA is not less than the following amounts for the four quarters ending on the following dates: (i) $18.0 million for the period ended March 31, 2018; (ii) $13.0 million for the period ended June 30, 2018; (iii) $2.5 million for the period ended September 30, 2018; (iv) ($3.0 million) for the period ending December 31, 2018; (v) $1.0 million for the period ending March 31, 2019; (vi) $3.5 million for the period ending June 30, 2019; (vii) $8.0 million for the period ending September 30, 2019; (viii) $8.25 million for the period ending December 31, 2019; and (ix) $9.25 million for the period ending March 31, 2020;

•
provide for mandatory prepayments in an amount equal to 100% of the net cash proceeds from (i) sale/leaseback transactions and certain other permitted dispositions of assets and (ii) incurrence of certain indebtedness (including any indebtedness not permitted under the Amended Credit Agreement) in an amount exceeding $5.0 million;

•
extend the deadline for filing the Partnership’s Form 10-Q for the period ended March 31, 2018 to the later of February 6, 2019 and the date that is two Business Days following the Eighth Amendment Effective Date and for the periods ended June 30, 2018 and September 30, 2018 to February 15, 2019;

•
add a covenant requiring the Partnership and the Administrative Borrower to use their reasonable best efforts to consummate the transactions contemplated under the Merger Agreement (as defined below) by May 15, 2019 (the “C-Corporation Conversion”); modify the definition of “Change in Control” and several covenants, including but not limited to reporting covenants and covenants restricting fundamental changes, dispositions, investments, acquisitions and transactions with affiliates to permit the C-Corporation Conversion and to permit the Partnership to be a wholly-owned subsidiary of StoneMor Inc. (as defined below);

•
add a covenant requiring the Administrative Borrower to engage Houlihan Lokey or any other acceptable financial advisor by no later than the second business day after the Eighth Amendment Effective Date to advise it in the arrangement of the refinancing in full of the obligations with respect to the Tranche A Revolving Credit Facility (such refinancing, the “Refinancing”);

•
add a covenant requiring the Administrative Borrower to retain Carl Marks & Co. or another acceptable consultant of recognized national standing on or prior to the Eighth Amendment Effective Date, who shall (i) assist the Administrative Borrower in further developing its financial planning and analysis function; (ii) prepare a detailed analysis of G&A expenses and other overhead and develop cost savings initiatives and (iii) present a monthly written update to the Administrative Agent and the Lenders on progress; and

•	amend other provisions of the Original Amended Agreement (as amended by the 2018 Amendments) in connection with the foregoing.
In addition, in the Eighth Amendment, the Administrative Agent and Lenders party thereto waived existing defaults under the Original Amended Agreement (as amended by the 2018 Amendments) as a result of the Partnership’s failure to (i) deliver the financial statements for the periods ended March 31, 2018, June 30, 2018 and September 30, 2018 and the related compliance certificates; (ii) comply with the Facility’s maximum Consolidated Secured Net Leverage Ratio for each period ended June 30, 2018, September 30, 2018 and December 31, 2018 (iii) comply with the Facility’s minimum Fixed Charge Coverage Ratio for each period ended June 30, 2018, September 30, 2018 and December 31, 2018; and (iv) inaccuracies in representations and warranties resulting from such defaults. The effectiveness of the Eighth Amendment was subject to the satisfaction of certain conditions, including the payment to the Tranche A Revolving Lenders of a fee in the aggregate amount of $0.8 million.

Merger and Reorganization Agreement

On September 27, 2018, the Partnership, StoneMor GP LLC, a Delaware limited liability company and the general partner of the Partnership (“GP”), StoneMor GP Holdings LLC, a Delaware limited liability company and the sole member of GP (“GP Holdings”), and Hans Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of GP (“Merger Sub”), entered into a Merger and Reorganization Agreement (the “Merger Agreement”) pursuant to which, among other things, GP will convert from a Delaware limited liability company into a Delaware corporation to be named StoneMor Inc. (the “Company” when referring to StoneMor Inc. subsequent to such conversion), the Partnership will become a wholly-owned subsidiary of the Company and the unitholders of the Partnership will become stockholders in the Company.

Extension of Interim Strategic Executive

On October 8, 2018, Leo J. Pound, Interim Strategic Executive, and StoneMor GP LLC (“StoneMor GP”), the general partner of StoneMor Partners L.P. (the “Partnership”), modified the terms of the agreement dated July 26, 2018 pursuant to which he served as Interim Strategic Executive of StoneMor GP by extending the term of his service in such capacity through October 31, 2018. The agreement outlined the specific strategic initiatives for which Mr. Pound was responsible in that capacity, which focused primarily on enhancing the Partnership's financial management and improving its cash flow. StoneMor GP also delegated to Joseph M. Redling, its current President and Chief Executive Officer, the authority to extend such term for one additional month. During such additional period of service as Interim Strategic Executive, Mr. Pound continued to receive a monthly fee of $50,000.

Matters Pertaining to Former President and Chief Executive Officer

On October 12, 2018, the former President and Chief Executive Officer, Lawrence Miller and the Partnership entered into a letter agreement (the “Agreement”) that resolved the number of units that vested upon Mr. Miller’s retirement as President and Chief Executive Officer in May 2017 pursuant to awards made under the Partnership’s 2014 Long-Term Incentive Plan (the “Plan”). The parties agreed that a total of 22,644 time-based units and 63,836 performance-based units vested under such awards in accordance with the terms of the Separation Agreement dated March 27, 2017 between Mr. Miller and StoneMor GP. The parties also agreed that a total of $340,751.40 will be paid to Mr. Miller pursuant to distribution equivalent rights with respect to those units.

In connection with entering into the Agreement, Mr. Miller resigned as a director of StoneMor GP. The Partnership will pay Mr. Miller the distribution equivalent rights within five business days, and will issue the vested units within five business days after it has filed all reports it is required to file under the Securities Exchange Act of 1934, as amended. The Agreement also included a customary release by Mr. Miller of any further claims with respect to the Plan, including the referenced awards, and any right to appoint a “Founder Director” under the terms of StoneMor GP’s Second Amended and Restated Limited Liability Company Agreement, as amended.

Loan Agreement with a Related Party

February 4, 2019, the Partnership entered into the Eighth Amendment with, among other parties, certain affiliates of Axar Capital Management (collectively, “Axar”) to provide an up to $35.0 million bridge financing in the form of the Tranche B Revolving Credit Facility, of which $15.0 million was drawn down immediately.  Borrowings under the financing arrangement are collateralized by a perfected first priority security interest in substantially all assets of the Partnership and the Borrowers held for the benefit of the existing Tranche A Revolving Lenders and bear interest at a fixed rate of 8.0%.   Borrowings under Tranche B Revolving Credit Facility on the effective date of the Eighth Amendment (the "Eighth Amendment Effective Date") are subject to an original issue discount in the amount of $0.7 million, which was recorded as original issue discount and will pay additional interest in the amount $0.7 million at the termination and payment in full of the financing arrangement, which will be accreted to interest expense over the term of the financing arrangement,  As of December 31, 2018, Axar beneficially owned approximately 19.30% of the Partnership's outstanding common units. Axar also has exposure to an additional 1,449,289 Common Units pursuant to certain cash-settled equity swaps which mature on June 20, 2019 in accordance with information included in Axar's filing on Form 13D/A which was filed with the SEC on October 29, 2018. In addition, the Partnership’s board of directors has separately approved an amendment to the voting and standstill agreement and director voting agreement with Axar to permit Axar to acquire up to 27.5% of the Partnership common units outstanding.

January 2019 Restructuring

On January 31, 2019, the Partnership announced a restructuring initiative implemented as part of its ongoing organizational review. This restructuring is intended to further integrate, streamline and optimize the Partnership’s operations.

As part of this restructuring, the Partnership will undertake certain cost reduction initiatives, including a reduction of approximately 45 positions of its workforce, primarily related to corporate functions in Trevose, a streamlining of general and administrative expenses and an optimization of location spend. The Partnership expects to incur cash charges of approximately $0.5 million to $0.7 million of employee separation and other benefit-related costs in connection with the January 2019 restructuring initiative. Substantially all of these cash payments are anticipated to be made by the end of 2019 and the Partnership anticipates that substantially all of the actions associated with this restructuring will be completed by the end of 2019. Under this restructuring, separation costs are expensed over the requisite service period, if any. There were no expenses recorded for the year ended December 31, 2018 related to the January 2019 restructuring initiative.

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
Our additional risks and uncertainties include, but are not limited to, the following: uncertainties associated with future revenue and revenue growth; uncertainties associated with the integration or anticipated benefits of recent acquisitions or any future acquisitions; our ability to complete and fund additional acquisitions; the effect of economic downturns; the impact of our significant leverage on our operating plans; the decline in the fair value of certain equity and debt securities held in trusts; our ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; increased use of cremation; changes in the death rate; changes in the political or regulatory environments, including potential changes in tax accounting and trusting policies; our ability to successfully implement a strategic plan relating to achieving operating improvements, strong cash flows and further deleveraging; our ability to successfully compete in the cemetery and funeral home industry; litigation or legal proceedings that could expose us to significant liabilities and damage our reputation; the effects of cyber security attacks due to our significant reliance on information technology; requirements to replenish our trust funds to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow; our ability to execute our strategic plan depends on many factors, some of which are beyond our control; declines in overall economic conditions beyond our control could reduce future potential earnings and cash flows and could result in future impairments to goodwill and/or other intangible assets; failure to maintain effective internal control over financial reporting could adversely affect our results of operations, investor confidence, and our stock price; uncertainties relating to the financial condition of third-party insurance companies that fund our pre-need funeral contracts; and various other uncertainties associated with the death care industry and our operations in particular.
Our risks and uncertainties are more particularly described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017. Readers are cautioned not to place undue reliance on forward-looking statements included in this Form 10-Q, which speak only as of the date the statements were made. Except as required by applicable laws, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.
BUSINESS OVERVIEW
We are a publicly-traded Delaware master-limited partnership (“MLP”) and provider of funeral and cemetery products and services in the death care industry in the United States. As of March 31, 2018, we operated 322 cemeteries in 27 states and Puerto Rico, of which 291 are owned and 31 are operated under lease, management or operating agreements. We also owned and operated 92 funeral homes in 17 states and Puerto Rico. We are proposing to convert to a "C" Corporation, which, if approved, will be effective during 2019. See Note 17, Part 1, Item 1. Financial Statements, "Subsequent Events" to the financial statements related to the Merger and Reorganization Agreement.
Our revenue is derived from Cemetery Operations and Funeral Home Operations. Our cemetery operations generate revenue from sales of interment rights, cemetery merchandise, which includes markers, bases, vaults, caskets, cremation niches and services including opening and closing (“O&C”), cremation services and fees for the installation of cemetery merchandise. Our Funeral Home Operations segment principally generates revenue from sales of funeral home merchandise, which includes caskets and other funeral related items and service revenues, including services such as family consultation, the removal of and preparation of remains and the use of funeral home facilities for visitation and prayer services. These sales occur both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Our funeral home operations also include revenues related to the sale of term and whole life insurance on an agency basis, in which we earn a commission.from the sales of these policies.
The pre-need sales enhance our financial position by providing a backlog of future revenue from both trust and insurance-funded pre-need funeral and cemetery sales. We believe pre-need sales add to the stability and predictability of our revenues and cash flows. Pre-need sales are typically sold on an installment plan. While revenue on the majority of pre-need funeral sales is deferred until the time of need, sales of pre-need cemetery property interment rights provide opportunities for full current revenue recognition when the property is available for use by the customer.
We also earn investment income on certain payments received from the customer on pre-need contracts, which are required by law to be deposited into the merchandise and service trusts. Amounts are withdrawn from the merchandise and service trusts when the Partnership fulfills the performance obligations. Earnings on these trust funds, which are specifically identifiable for each performance obligation, are also included in the total transaction price. For sales of interment rights, a portion of the cash proceeds received are required to be deposited into a perpetual care trust. While the principal balance of the perpetual care trust must remain in the trust in perpetuity, we recognize investment income on such assets as revenue, excluding realized gains and losses from the sale of trust assets. Pre-need contracts are subject to financing arrangements on an installment basis, with a contractual term not to exceed 60 months. Interest income is recognized utilizing the effective interest method. For those contracts that do not bear a market rate of interest, the Partnership imputes such interest based upon the prime rate at the time of origination plus 150 basis points in order to segregate the principal and interest components of the total contract value.
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
Cemetery Operations
Overview
We are currently the second largest owner and operator of cemeteries in the United States. At March 31, 2018, we operated 322 cemeteries in 27 states and Puerto Rico, of which 291 are owned and 31 are operated under lease, operating or management agreements. Revenues from Cemetery Operations accounted for approximately 80% of our total revenues during the three months ended March 31, 2018.

Operating Results

The following table presents operating results for our Cemetery Operations for the respective reporting periods (in thousands):

	Three Months Ended March 31,
	2018	2017
	As reported under FASB ASC 606	As reported under FASB ASC 605
Interments	$19,625	$17,979
Merchandise	16,627	18,297
Services	16,491	16,513
Interest income	2,135	2,228
Investment and other	7,365	10,510
Total revenues	62,243	65,527
Cost of goods sold	13,435	13,519
Cemetery expense	17,414	16,697
Selling expense	16,256	16,459
General and administrative expense	10,958	9,957
Depreciation and amortization	2,074	2,261
Total costs and expenses	60,137	58,893
Segment income	$2,106	$6,634
Cemetery interments revenues were $19.6 million for the three months ended March 31, 2018, an increase of $1.6 million from $18.0 million for the three months ended March 31, 2017. This increase was primarily due to the adoption of ASC 606 due to the acceleration of revenue recognition for interment rights combined with a decrease in cancellations, partially offset by a decrease in pre-need mausoleum and crypt revenues and an increase in discounts and promotions.
Cemetery merchandise revenues were $16.6 million for the three months ended March 31, 2018, a decrease of $1.7 million from $18.3 million for the three months ended March 31, 2017. Cemetery merchandise revenues were elevated in 2017 compared to 2018. The decrease in the current period was primarily due to a return to a normal level of recognition of sales of pre-need vaults, markers and bases in 2018, combined with the impact of ASC 606 due to the purchase price allocation and an increase in discounts and promotions. Partially offsetting these decreases was a decrease in the cancellation reserve which caused an increase in revenue year over year, and increases in at-need marker revenues and various at-need products and pre-need caskets. The recognition of sales of pre-need vaults and markers during the three months ended March 31, 2017 was higher than normal due to constructive delivery of a large back-log of pre-need merchandise that became available to be serviced.
Cemetery services revenues were $16.5 million for the three months ended March 31, 2018, which were consistent with three months ended March 31, 2017.
Interest income remained relatively consistent for the three months ended March 31, 2018 and 2017.
Investment and other income was $7.4 million for the three months ended March 31, 2018, a decrease of $3.1 million from $10.5 million for the three months ended March 31, 2017. This decrease was primarily due to the adoption of ASC 606 which resulted in a reduction associated with the deferral of revenue from document fees, as these fees were previously recognized immediately under ASC 605 and are deferred under ASC 606. In addition, there was a decrease due to land sales that occurred during the three months ended March 31, 2017 with no comparable sales in the current quarter.
Cost of goods sold was $13.4 million for the three months ended March 31, 2018, a decrease of $0.1 million from $13.5 million for the three months ended March 31, 2017. This decrease was primarily related to the decrease in cemetery interments and merchandise revenues combined with a decrease in cost of goods sold due to land sales that occurred in the three months ended March 31, 2017 with no comparable sales in the current quarter. Substantially offsetting these decreases was a $5 million increase related to an impairment due to weather related deterioration of inventory.
Cemetery expenses were $17.4 million for the three months ended March 31, 2018, an increase of $0.7 million from $16.7 million for the three months ended March 31, 2017. This increase was principally due to increases in landscaping costs and repairs and maintenance expenses, and an increase in payroll related to an increase in headcount.

Selling expenses were $16.3 million for the three months ended March 31, 2018, a decrease of $0.2 million from $16.5 million for the three months ended March 31, 2017. This decrease was associated with the decrease in commissions due to a decrease in cemetery interment and merchandise revenues and a decrease in telemarketing expenses associated with the closing of a call center in the second quarter of 2017. These decreases were partially offset by a increase in expenses related to the adoption of ASC 606 which resulted in a lower percentage of costs being deferred.
General and administrative expenses were $11.0 million for the three months ended March 31, 2018, an increase of $1.0 million from $10.0 million for the three months ended March 31, 2017. This increase was primarily due to increases in legal fees and insurance expense, and an increase in payroll related to an increase in headcount.
Depreciation and amortization expense was $2.1 million for the three months ended March 31, 2018, a decrease of $0.2 million compared to $2.3 million for the three months ended March 31, 2017. This decrease was primarily due to normal depreciation and amortization of the associated asset base.
Funeral Home Operations
Overview

At March 31, 2018, we owned and operated 92 funeral homes in 17 states and Puerto Rico. Revenues from Funeral Home Operations accounted for approximately 20% of our total revenues during the three months ended March 31, 2018.

Operating Results

The following table presents operating results for our Funeral Home Operations for the respective reporting periods (in thousands):

	Three Months Ended March 31,
	2018	2017
	As reported under FASB ASC 606	As reported under FASB ASC 605
Merchandise	$7,429	$7,836
Services	8,273	9,583
Total revenues	15,702	17,419
Merchandise	2,478	1,760
Services	5,518	5,699
Depreciation and amortization	713	806
Other	5,040	5,345
Total expenses	13,749	13,610
Segment income	$1,953	$3,809
Funeral home merchandise revenues were $7.4 million for the three months ended March 31, 2018, a decrease of $0.4 million from $7.8 million for the three months ended March 31, 2017. The decrease was primarily due to the impact of divested properties combined with a decrease related to pre-acquisition and other contracts serviced.
Funeral home services revenues were $8.3 million for the three months ended March 31, 2018, a decrease of $1.3 million from $9.6 million for the three months ended March 31, 2017. The decrease was primarily due to pre-need discounts, a decrease in insurance commission revenue, and the impact of properties divested in 2017, partially offset by growth in gross pre-need and at-need revenues.
Funeral home expenses were $13.7 million for the three months ended March 31, 2018, an increase of $0.1 million from $13.6 million for the three months ended March 31, 2017. This increase consisted of an increase in casket and other costs, partially offset by decreases due to divested properties, insurance operation expenses, and depreciation and amortization.

Corporate Overhead

Corporate overhead was $11.8 million for the three months ended March 31, 2018, an increase of $0.7 million from $11.1 million for the three months ended March 31, 2017. This increase was principally due to an increase in salaries and wages and an increase in professional fees and recruiting costs resulting from the delayed filings, implementation of ASC 606, and various changes in senior management.

Corporate Depreciation and Amortization

Depreciation and amortization expense was relatively consistent with the prior period, with $0.3 million for the three months ended March 31, 2018, compared to $0.4 million for the three months ended March 31, 2017.

Other Losses

Other losses were $5.2 million for the three months ended March 31, 2018 and consisted primarily of losses related to damaged merchandise of approximately $5 million which represented the probable amount of the loss which was recognized during the quarter. Additionally there were other losses recognized on a property impairment. There were no other gains and losses to report for the three months ended March 31, 2017.

Interest Expense

Interest expense was $7.1 million for the three months ended March 31, 2018, an increase of $0.4 million from $6.7 million for the three months ended March 31, 2017. This was principally due to a higher weighted average interest rate and higher weighted average line of credit balance outstanding for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Income Tax Benefit (Expense)

Income tax benefit was $2.4 million for the three months ended March 31, 2018, as compared to income tax expense of $0.8 million for the three months ended March 31, 2017. This change was due to benefits arising from the 2017 Tax Act which allowed us to reduce deferred taxes on life-long deferred tax liabilities with 2018 net operating losses. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Supplemental Data

The following table presents supplemental operating data for the periods presented:

	Three Months Ended March 31,
	2018	2017
Interments performed	14,572	14,430
Interment rights sold (1)
Lots	6,536	6,856
Mausoleum crypts (including pre-construction)	546	489
Niches	429	441
Net interment rights sold (1)	7,511	7,786

Number of pre-need cemetery contracts written	10,162	11,435
Number of at-need cemetery contracts written	14,727	15,285
Number of cemetery contracts written	24,889	26,720
______________________________

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of liquidity are cash generated from operations and borrowings under our revolving credit facility. As an MLP, our primary cash requirements, in addition to normal operating expenses, are for capital expenditures, net contributions to the merchandise and perpetual care trust funds, debt service and cash distributions. In general, as part of our operating strategy, we expect to fund:

•	working capital deficits through cash generated from operations, additional borrowings, and sales of underperforming properties;

•
expansion capital expenditures, net contributions to the merchandise and perpetual care trust funds and debt service obligations through available cash, cash generated from operations, additional borrowings or asset sales. Amounts contributed to the merchandise trust funds will be withdrawn at the time of the delivery of the product or service sold to which the contribution relates (see "Critical Accounting Policies and Estimates" regarding revenue recognition), which will reduce the amount of additional borrowings or asset sales needed; and

•
any cash distributions we are permitted and determine to pay in accordance with our partnership agreement and maintenance capital expenditures through available cash and cash flows from operating activities.

While we rely heavily on our cash flows from operating activities and borrowings under our credit facility to execute our operational strategy and meet our financial commitments and other short-term financial needs, we cannot be certain that sufficient capital will be generated through operations or available to us to the extent required and on acceptable terms. Moreover, although our cash flows from operating activities have been positive, we have experienced negative financial trends which, when considered in the aggregate, raise substantial doubt about the Partnership’s ability to continue as a going concern. These negative financial trends include:

•
net losses from operations due to an increased competitive environment, an increase in professional fees and compliance costs and an increase in consulting fees associated with our adoption of the Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers incurred in the year ended December 31, 2017 and quarter ended March 31, 2018;

•
a decline in billings coupled with the increase in professional, compliance and consulting expenses, tightened our liquidity position and increased reliance on long-term financial obligations, which in turn limited our ability to pay distributions;

•
our failure to comply with certain covenants of our Credit Agreement (as defined below), as amended, due to our inability to complete timely filings of our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, exceeding the maximum consolidated leverage ratio financial covenant for the periods ended December 31, 2017 and March 31, 2018, exceeding the maximum consolidated secured net leverage ratio for the periods ended June 30, 2018, September 30, 2018 and December 31, 2018 and not being able to achieve the minimum consolidated fixed charge coverage ratio for the periods ended June 30, 2018, September 30, 2018 and December 31, 2018. As previously disclosed in the credit facility subsection in Note 9, these failures constituted defaults that our lenders agree to waive.

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

•
complete sales of certain assets and businesses to provide supplemental liquidity as disclosed in Note 1 to the Partnership’s consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data and pursuant to the amendment of our credit facility as further described below; and

•
for the reasons disclosed above, we were not in compliance with certain of our debt covenants as of December 31, 2017 and March 31, 2018. These failures constituted defaults that the lenders agreed to waive pursuant to the Sixth Amendment and Waiver and Seventh Amendment and Waiver to our credit facility on June 12, 2018 and July 13, 2018, respectively. Refer to the credit facility subsection under the "Long-Term Debt" section below for a more detailed discussion of these amendments. Moreover, based on our forecasted operating performance, cash flows and projected plans to file financial statements on a timely basis consistent with our amended credit facility covenants, we do not believe it is probable that we will further breach our convents under the amended credit facility for the next twelve month period. However, there is no certainty that our actual operating performance and cash flows will not be substantially different from forecasted results, and no certainty we will not need further amendments to our credit facility in the future. Factors that could impact the significant assumptions used by the Partnership in assessing our ability to satisfy our financial covenants include the following:

•	operating performance not meeting reasonably expected forecasts;

•	Failing to generate profitable sales;

•	investments in our trust funds experiencing significant declines due to factors outside our control;

•	being unable to compete successfully with other cemeteries and funeral homes in our markets;

•	the number of deaths in our markets declining; and

•	the mix of funeral and cemetery revenues between burials and cremations
If our planned and implemented actions are not realized and we fail to improve our operating performance and cash flows, or we are not able to comply with the covenants under our amended credit facility, we may be forced to limit our business activities, implement further modifications to our operations, further amend our credit facility and/or seek other sources of capital, and we may be unable to continue as a going concern. Any of these events may have a material adverse effect on our results of operations and financial condition. The consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of these uncertainties.
In addition, we believe the Partnership will have sufficient liquid assets, cash from operations and borrowing capacity to meet its financial commitments, debt service obligations, contingencies and anticipated capital expenditures for at least the next twelve-month period. However, as disclosed in Part I, Item 1A. Risk Factors of our 2017 Annual Report on Form 10-K, the Partnership is subject to business, operational and other risks that could adversely affect its operating performance, cash flows and filing timeliness. Accordingly, should any of these risk factors come to fruition over the next twelve-month period, we may need to seek to continue to supplement cash generation with proceeds from financing activities, including borrowings under the credit facility and other borrowings, the issuance of additional limited partner units subject to compliance with applicable securities laws and the terms of our senior credit facility, capital contributions from our general partner and the sale of assets and other transactions. We continually monitor the Partnership’s financial position, liquidity and credit facility financial covenants to determine the likelihood of shortfalls in future reporting periods.
Cash Flows - Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Net cash provided by operating activities was $6.2 million during the three months ended March 31, 2018, a decrease of $6.2 million from $12.4 million during the three months ended March 31, 2017. The $6.2 million decrease in net cash provided by operating activities resulted from a $7.5 million decrease in net income excluding non-cash items. The decrease in net income excluding non-cash items was due principally to our cemetery operations.

Net cash used in investing activities was $5.2 million during the three months ended March 31, 2018, an increase of $3.7 million from $1.5 million used in investing activities during the three months ended March 31, 2017. Net cash used in investing activities during the three months ended March 31, 2018 consisted of $4.4 million used for capital expenditures and $0.8 million used for acquisitions. Net cash used in investing activities during the three months ended March 31, 2017 principally consisted of $1.5 million used for capital expenditures. The increase in cash paid for capital expenditures was primarily attributable to purchases of undeveloped land which are reported in cemetery property on the balance sheet.
Net cash provided by financing activities was $2.6 million for the three months ended March 31, 2018 compared to net cash used in financing activities of $9.7 million for the three months ended March 31, 2017. Net cash provided by financing activities during the three months ended March 31, 2018 consisted primarily of $2.9 million of net proceeds from borrowings, partially offset by $0.2 million of costs related to financing activities. Net cash used in financing activities during the three months ended March 31, 2017 consisted primarily of $11.9 million of cash distributions and $0.7 million of costs related to financing activities, partially offset by $2.9 million of net borrowings.
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

The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Maintenance capital expenditures	$1,044	$829
Expansion capital expenditures	3,325	667
Total capital expenditures	$4,369	$1,496
Long-Term Debt
Credit Facility
On August 4, 2016, StoneMor Operating LLC (the “Operating Company”), a 100% owned subsidiary of the Partnership, entered into the Credit Agreement (the “Credit Agreement”) among each of the Subsidiaries of the Operating Company (together with the Operating Company, “Borrowers”), the Lenders identified therein, Capital One, National Association (“Capital One”), as Administrative Agent, Issuing Bank and Swingline Lender, Citizens Bank, N.A., as Syndication Agent, and TD Bank, N.A. and Raymond James Bank, N.A., as Co-Documentation Agents. In addition, on the same date, the Partnership, the Borrowers and Capital One, as Administrative Agent, entered into the Guaranty and Collateral Agreement (the “Guaranty Agreement,” and together with the Credit Agreement, “New Agreements”). Capitalized terms which are not defined in the following description of the New Agreements shall have the meaning assigned to such terms in the New Agreements, as amended.
On March 15, 2017, the Borrowers, Capital One, as Administrative Agent and acting in accordance with the written consent of the Required Lenders, entered into the First Amendment to Credit Agreement. Those parties subsequently entered into a Second Amendment and Limited waiver on July 26, 2017, a Third Amendment and Limited Waiver effective as of August 15, 2017, a Fourth Amendment to Credit Agreement dated September 29, 2017, a Fifth Amendment to Credit Agreement dated as of December 22, 2017 but effective as of September 29, 2017, a Sixth Amendment and Waiver dated as of June 12, 2018, a Seventh Amendment and Waiver dated as of July 13, 2018 and an Eighth Amendment and Wavier dated as of February 4, 2019. We refer to the Credit Agreement, as so amended, as the "Amended Credit Agreement."

The Amended Credit Agreement provides for up to $175 million initial aggregate amount of Revolving Commitments, which are subject to borrowing base limitations until the Partnership achieves a Consolidated Leverage Ratio of less than 4.00:1.00 and a Consolidated Secured Net Leverage Ratio of less than 3.00:1.00, which may not be drawn after February 4, 2019. The Operating Company may also request the issuance of Letters of Credit for up to $9.4 million (plus an amount equal to the principal amount of Tranche A Revolving Loans subject to the optional prepayment after the Eighth Amendment Effective Date) in the aggregate, of which there were $9.4 million outstanding at March 31, 2018 and $7.5 million outstanding at December 31, 2017. The Maturity Date under the Amended Credit Agreement is the earlier of (i) May 1, 2020 and (ii) the date that is six months prior to the earliest scheduled maturity date of any outstanding Permitted Unsecured Indebtedness (at present, such date is December 1, 2020, which is six months prior to June 1, 2021 maturity date of outstanding 7.875% senior notes).
As of March 31, 2018, the outstanding amount of borrowings under the Amended Credit Agreement was $154.4 million, which was used to pay down outstanding obligations under the Partnership's prior credit agreement, to pay fees, costs and expenses related to the New Agreements and to fund working capital needs. Generally, proceeds of the Loans made under the Tranche A Revolving Credit Facility under the Amended Credit Agreement could be used to finance the working capital needs and for other general corporate purposes of the Borrowers and Guarantors, including acquisitions and distributions permitted under the Amended Credit Agreement. Proceeds of the Loans made under the Tranche B Revolving Credit Facility under the Amended Credit Agreement can be used to finance the working capital needs and for other general corporate purposes of the Borrowers and Guarantors and to pay fees and expenses related to the Tranche B Revolving Credit Facility. On the Eighth Amendment Effective Date, no part of the proceeds of loans made under the Tranche B Revolving Credit Facility may be used to make any payment of principal on the Tranche A Revolving Loans.
Each Borrowing under the Tranche A Revolving Credit Facility is comprised of Base Rate Loans or Eurodollar Loans. The Loans comprising each Base Rate Borrowing (including each Swingline Loan) bear interest at the Base Rate plus the Applicable Rate, and the Loans comprising each Eurodollar Borrowing bear interest at the Eurodollar Rate plus the Applicable Rate.
The Applicable Rate as follows: 4.40% for Eurodollar Rate Loans and 3.50% for Base Rate Loans from February 4, 2019 to February 28, 2019; 4.75% and 3.75%, respectively, from March 1, 2019 to March 31, 2019; 5.50% and 4.50%, respectively, from April 1, 2019 to April 30, 2019; 5.75% and 4.75%, respectively, from May 1, 2019 to May 31, 2019 and 6.00% and 5.00%, respectively, from June 1, 2019. As of March 31, 2018, the Applicable Rate for Eurodollar Rate Loans was 3.75% and for Base Rate Loans was 2.75%. On March 31, 2018, the weighted average interest rate on outstanding borrowings under the Amended Credit Agreement was 6.14%.
The Amended Credit Agreement contains a financial covenant, pursuant to which the Partnership will not permit its Consolidated EBITDA to be less than the following amounts for the four consecutive fiscal quarters ending on the following dates: (i) $18 million for the period ended March 31, 2018; (ii) $13 million for the period ended June 30, 2018 (iii) $2.5 million for the period ended September 30, 2018, (iv) ($3 million) for the period ended December 31, 2018, (v) $1 million for the period ending in March 31, 2019, (vi) $3.5 million for the period ending June 30, 2019; (vii) $8 million for the period ending September 30, 2019, (viii) $8.25 million for the period ending December 31, 2019; (ix) $9.25 million for the period ending March 31, 2020.
Additional covenants include customary limitations, subject to certain exceptions, on, among others: (i) the incurrence of Indebtedness; (ii) granting of Liens; (iii) fundamental changes and dispositions; (iv) investments, loans, advances, guarantees and acquisitions; (v) swap agreements; (vi) transactions with Affiliates; (vii) Restricted Payments; (viii) restrictive agreements; (ix) amendments to organizational documents and indebtedness; (x) prepayment of indebtedness; and (xi) Sale and Leaseback Transactions.
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
The Senior Notes are jointly and severally guaranteed by certain of our subsidiaries. The Indenture governing the Senior Notes contains covenants, including limitations of our ability to incur certain additional indebtedness and liens, make certain dividends, distributions, redemptions or investments, enter into certain transactions with affiliates, make certain asset sales, and engage in certain mergers, consolidations or sales of all or substantially all of our assets, among other items. As of March 31, 2018, the Partnership was in compliance with these covenants.
Cash Distributions Policy
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
Given the Partnership's level of cash and cash equivalents, to preserve capital resources and liquidity, the Board of Directors of the General Partner concluded that it was not in the best interest of unitholders to pay distributions to unitholders after the first quarter of 2017. In addition, our revolving credit facility prohibits us from making distributions to unitholders.
We anticipate that we will use any cash generated from borrowings or asset sales during this period for working capital and capital expenditures and provide a reserve to enhance our financial condition relative to the financial covenants in the Amended Credit Agreement.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, fair value of merchandise and perpetual care trust assets and the allocation of purchase price to the fair value of assets acquired. A discussion of our significant accounting policies we have adopted and followed in the preparation of our condensed consolidated financial statements was included in our Annual Report on Form 10-K for the year ended December 31, 2017.
There were no significant changes to our accounting policies that have occurred subsequent to December 31, 2017, except as described in Note 1, Part 1, Item 1. Financial Statements, "Recently Issued Accounting Updates-Adopted in the Current Period."

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
INTEREST-BEARING INVESTMENTS
Our fixed-income securities subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of March 31, 2018, the fair value of fixed-income securities in our merchandise trusts and perpetual care trusts represented 0.3% and 1.8%, of the fair value of total trust assets, respectively. The aggregate of the quoted fair value of these fixed-income securities was $1.3 million and $6.0 million in the merchandise trusts and perpetual care trusts, respectively, as of March 31, 2018. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these fixed-income securities would change the fair market value of the assets in both our merchandise trusts and perpetual care trusts by less than $0.1 million based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized. Our money market and other short-term investments subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of March 31, 2018, the fair value of money market and short-term investments in our merchandise trusts and perpetual care trusts represented 1.9% and 3.3%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair value of these money market and short-term investments was $9.9 million and $11.0 million in the merchandise trusts and perpetual care trusts, respectively, as of March 31, 2018. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these money market and short-term investments would change the fair market value of the assets in both our merchandise trusts and perpetual care trusts by approximately $0.1 million based on discounted expected future cash flows.
MARKETABLE EQUITY SECURITIES
Our marketable equity securities subject to market risk consist primarily of certain investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open-ended mutual funds. As of March 31, 2018, the fair value of marketable equity securities in our merchandise trusts and perpetual care trusts represented 4.9% and 6.5%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair market value of these marketable equity securities was $24.8 million and $21.7 million in our merchandise trusts and perpetual care trusts, respectively, as of March 31, 2018, based on final quoted sales prices. Holding all other variables constant, a hypothetical 10% change in variable interest rates of the equity securities would change the fair market value of the assets in our merchandise trusts and perpetual care trusts each by approximately $2.5 million and $2.2 million, respectively, based on discounted expected future cash flows. As of March 31, 2018, the fair value of marketable closed and open-ended mutual funds in our merchandise trusts represented 55.4% of the fair value of total trust assets, 78.7% of which pertained to fixed-income mutual funds. As of March 31, 2018, the fair value of marketable closed and open-ended mutual funds in our perpetual care trusts represented 49.3% of total trust assets, 82.6% of which pertained to fixed-income mutual funds. The aggregate of the quoted fair market value of these closed and open-ended mutual funds was $281.8 million and $165.7 million in the merchandise trusts and perpetual care trusts, respectively, as of March 31, 2018, based on final quoted sales prices, of which $221.8 million and $136.9 million, respectively, pertained to fixed-income mutual funds. Holding all other variables constant, a hypothetical 10% change in the average market prices of the closed and open-ended mutual funds would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $28.2 million and $16.6 million, respectively, based on discounted expected future cash flows.

OTHER INVESTMENT FUNDS
Other investment funds are measured at fair value using the net asset value per share practical expedient. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from two to nine years with three potential one-year extensions at the discretion of the funds’ general partners. This asset class has an inherent valuation risk as the values provided by investment fund managers may not represent the liquidation values obtained by the trusts upon redemption or liquidation of the fund assets. As of March 31, 2018, the fair value of other investment funds in our merchandise trusts and perpetual care trusts represented 34.1% and 39.2%, respectively, of the fair value of total trust assets. The fair market value of the holdings in these funds was $173.4 million and $131.7 million in our merchandise trusts and perpetual care trusts, respectively, as of March 31, 2018, based on net asset value quotes.
DEBT INSTRUMENTS
Certain borrowings under our Amended Credit Facility bear interest at a floating rate, based on LIBOR, which is adjusted quarterly. This subjects us to increases in interest expense resulting from movements in interest rates. As of March 31, 2018, we had $154.4 million of borrowings outstanding under our credit facility, which generally bears interest at a variable rate. Holding all other variables constant, a hypothetical 1% change in variable interest rates would change our consolidated interest expense for the three months ended March 31, 2018 by approximately $0.4 million.

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
Our management, including the CEO and CFO, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2018. Based on such evaluation, our CEO and CFO concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
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
We previously identified and reported material weaknesses in internal control over financial reporting as of December 31, 2017 in our Annual Report on Form 10-K related to the following:

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
STATUS OF REMEDIATION OF MATERIAL WEAKNESSES
While we continue to make improvements to our internal control over financial reporting related to the material weaknesses described above, material weaknesses continue to exist, and we believe that the material weaknesses referenced above accurately reflect the material weaknesses in our internal control over financial reporting as of March 31, 2018. Management, with oversight from our Audit Committee, has identified and begun executing actions we believe will remediate the material weaknesses described above once fully implemented and operating for a sufficient period of time, and we will continue to devote significant time and attention, including internal and external resources, to these remedial efforts.
We will test the ongoing operating effectiveness of the new controls subsequent to implementation and consider the material weaknesses remediated after the applicable remedial controls operate effectively for a sufficient period of time.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the fiscal quarter ended March 31, 2018, we continued to make improvements to our internal control over financial reporting with respect to material weaknesses that had been identified at that time, and those remediation efforts remain ongoing. Other than as described above and in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, there were no changes in our internal control over financial reporting as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The United States Court of Appeals for the Third Circuit held oral argument on November 1, 2018 in the previously reported matter of Anderson v. StoneMor Partners, LP, et al.  The Partnership expects the court to render a decision within 90-120 days of the argument, but there can be no assurance as to when the court will issue its ruling.

ITEM 1A.	RISK FACTORS
Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, and the material updates to such risk factors that appear in Item 8.01 to our Form 8-K filed on the date hereof.

We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1*†	Employment Agreement dated March 1, 2018 by and between StoneMor GP LLC and James Ford (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 2, 2018).

10.2*†
Executive Restricted Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, entered into as of March 1, 2018, by and between StoneMor GP LLC and James Ford (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on March 2, 2018).

10.3*†
Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of March 19, 2018 by and between StoneMor GP LLC and Mark L. Miller (2017 Award) (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 23, 2018).

10.4*†
Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of March 19, 2018 by and between StoneMor GP LLC and Mark L. Miller (2018 Award) (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on March 23, 2018).

10.5*†
Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of March 19, 2018 by and between StoneMor GP LLC and Austin K. So (2017 Award) (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on March 23, 2018).

10.6*†
Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of March 19, 2018 by and between StoneMor GP LLC and Austin K. So (2018 Award) (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on March 23, 2018).

10.7*†
Executive Restricted Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, entered into as of March 19, 2018, by and between StoneMor GP LLC and Mark L. Miller (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on March 23, 2018).

10.8*†
Form of 2017 Key Employee Unit Award Agreement under StoneMor Partners L.P. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 of Registrant’s Current Report on Form 8-K filed on March 23, 2018).

10.9*†
Form of Key Employee Unit Award Agreement under StoneMor Partners L.P. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 of Registrant’s Current Report on Form 8-K filed on March 23, 2018).

10.10*†
Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of March 19, 2018 by and between StoneMor GP LLC and Dina S. Kelly (2016 Award) (incorporated by reference to Exhibit 10.72 of Registrant's Annual Report on Form 10-K filed on July 17, 2018).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Joseph M. Redling, President and Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Mark L. Miller, Chief Financial Officer and Senior Vice President.

32.1
Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Joseph M. Redling, President and Chief Executive Officer (furnished herewith).

32.2
Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Mark L. Miller, Chief Financial Officer and Senior Vice President (furnished herewith).

99.1*
Amendment No. 3, dated as of March 19, 2018, to the Second Amended and Restated Limited Liability Company Agreement of StoneMor GP Holdings, LLC (incorporated by reference to Exhibit 99.4 of Registrant's Annual Report on Form 10-K filed on July 17, 2018).

101
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2018, and December 31, 2017; (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017; (iii) Unaudited Condensed Consolidated Statement of Partners’ Capital (Deficit); (iv) Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018 and 2017; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

*	Incorporated by reference, as indicated
†	Management contract, compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

Date: February 4, 2019	By:	/s/ Joseph M. Redling
Joseph M. Redling
President and Chief Executive Officer (Principal Executive Officer)

Date: February 4, 2019	By:	/s/ Mark L. Miller
Mark L. Miller
Chief Financial Officer and Senior Vice President (Principal Financial Officer)