Form 10-Q
period 2018-06-30
STONEMOR PARTNERS LP
filed 2019-02-12
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of the registrant’s outstanding common units at February 8, 2019 was 37,958,645.

FORM 10-Q OF STONEMOR PARTNERS L.P.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STONEMOR PARTNERS L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$14,979	$6,821
Accounts receivable, net of allowance	66,837	79,116
Prepaid expenses	9,180	4,580
Assets held for sale	1,343	1,016
Other current assets	17,930	21,453

Total current assets	110,269	112,986
Long-term accounts receivable, net of allowance	95,421	105,935
Cemetery property	335,037	333,404
Property and equipment, net of accumulated depreciation	113,229	114,090
Merchandise trusts, restricted, at fair value	511,852	515,456
Perpetual care trusts, restricted, at fair value	340,364	339,928
Deferred selling and obtaining costs	112,025	126,398
Deferred tax assets	92	84
Goodwill	24,862	24,862
Intangible assets, net	62,342	63,244
Other assets	25,161	19,695

Total assets	$1,730,654	$1,756,082

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable and accrued liabilities	$51,926	$43,023
Accrued interest	1,912	1,781
Current portion, long-term debt	2,139	1,002

Total current liabilities	55,977	45,806
Long-term debt, net of deferred financing costs	320,495	317,693
Deferred revenues, net	933,159	912,626
Deferred tax liabilities	6,623	9,638
Perpetual care trust corpus	340,364	339,928
Other long-term liabilities	43,464	38,695

Total liabilities	1,700,082	1,664,386

Commitments and contingencies
Partners’ capital (deficit):
General partner interest	(3,615)	(2,959)
Common limited partners’ interest	34,187	94,655

Total partners’ capital	30,572	91,696

Total liabilities and partners’ capital	$1,730,654	$1,756,082

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Cemetery:
Interments	$20,789	$19,641	$40,414	$37,620
Merchandise	17,116	18,834	33,743	37,131
Services	17,737	18,619	34,228	35,132
Investment and other	12,038	13,652	21,538	26,390
Funeral home:
Merchandise	6,522	6,749	13,951	14,585
Services	7,369	8,457	15,642	18,040

Total revenues	81,571	85,952	159,516	168,898

Costs and Expenses:
Cost of goods sold	13,086	12,043	26,521	25,562
Cemetery expense	21,007	20,124	38,421	36,821
Selling expense	17,166	15,623	33,422	32,082
General and administrative expense	10,163	9,753	21,121	19,710
Corporate overhead	15,165	16,067	26,992	27,171
Depreciation and amortization	3,071	3,391	6,116	6,846
Funeral home expenses:
Merchandise	1,108	1,623	3,586	3,383
Services	5,582	5,454	11,100	11,153
Other	3,961	4,987	9,001	10,332

Total costs and expenses	90,309	89,065	176,280	173,060

Other losses	—	(1,071)	(5,205)	(1,071)
Interest expense	(8,107)	(6,741)	(15,220)	(13,447)

Loss before income taxes	(16,845)	(10,925)	(37,189)	(18,680)
Income tax benefit (expense)	(172)	(657)	2,249	(1,463)

Net loss	$(17,017)	$(11,582)	$(34,940)	$(20,143)

General partner’s interest	$(177)	$(121)	$(364)	$(210)
Limited partners’ interest	$(16,840)	$(11,461)	$(34,576)	$(19,933)
Net loss per limited partner unit (basic and diluted)	$(0.44)	$(0.30)	$(0.91)	$(0.53)
Weighted average number of limited partners’ units outstanding (basic and diluted)	37,958	37,957	37,958	37,938

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (UNAUDITED)

(dollars in thousands)

	Partners’ Capital
	Outstanding Common Units	Common Limited Partners	General Partner	Total
December 31, 2017	37,957,936	$94,655	$(2,959)	$91,696
Cumulative effect of accounting change		(27,805)	(292)	(28,097)
Common unit awards under incentive plans	709	1,913	—	1,913
Net loss	—	(34,576)	(364)	(34,940)

June 30, 2018	37,958,645	$34,187	$(3,615)	$30,572

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(34,940)	$(20,143)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	3,489	5,661
Depreciation and amortization	6,116	6,846
Provision for bad debt	1,644	2,682
Non-cash compensation expense	1,913	488
Non-cash interest expense	3,215	2,195
Non-cash impairment charge and other losses	5,205	872
Changes in assets and liabilities:
Accounts receivable, net of allowance	1,195	(4,946)
Merchandise trust fund	(4,181)	43,915
Other assets	(1,395)	(3,125)
Deferred selling and obtaining costs	(4,184)	(6,287)
Deferred revenues, net	33,599	(17,633)
Deferred taxes, net	(2,649)	944
Payables and other liabilities	6,377	4,031

Net cash provided by operating activities	15,404	15,500

Cash Flows From Investing Activities:
Cash paid for capital expenditures	(7,626)	(3,311)
Cash paid for acquisitions	(833)	—
Proceeds from divestitures	—	451
Proceeds from asset sales	—	401

Net cash used in investing activities	(8,459)	(2,459)

Cash Flows From Financing Activities:
Cash distributions	—	(24,545)
Proceeds from borrowings	16,880	62,792
Repayments of debt	(12,896)	(56,256)
Cost of financing activities	(2,771)	(776)

Net cash provided by (used in) financing activities	1,213	(18,785)

Net increase (decrease) in cash and cash equivalents	8,158	(5,744)
Cash and cash equivalents—Beginning of period	6,821	12,570

Cash and cash equivalents—End of period	$14,979	$6,826

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,865	$11,118
Cash paid during the period for income taxes	$709	$2,630
Non-cash investing and financing activities:
Acquisition of assets by financing	$688	$1,384
Classification of assets as held for sale	$543	$1,169

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

1. GENERAL

Nature of Operations

StoneMor Partners L.P. (the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. As of June 30, 2018, the Partnership operated 322 cemeteries in 27 states and Puerto Rico, of which 291 were owned and 31 were operated under lease, management or operating agreements. The Partnership also owned and operated 92 funeral homes, including 44 located on the grounds of cemetery properties that the Partnership owns, in 17 states and Puerto Rico.

Basis of Presentation

The accompanying condensed consolidated financial statements, which are unaudited except for the balance sheet at December 31, 2017, which has been derived from audited financial statements, have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States (“GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018 may not necessarily be indicative of the results of operations for the full year ended December 31, 2018.

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

Reclassifications and Adjustments to Prior Period Financial Statements

Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation, in the consolidated results of operations, primarily to present interment rights separately from merchandise revenues and to reclassify items that were previously recorded in Merchandise Revenues that represented the installation of certain merchandise items which are now presented in Services. There was no effect on the previously reported consolidated results of operations, consolidated financial position or cash flows, except as described below under “Recently Issued Accounting Standard Updates—Adopted in the Current Period.”

Uses and Sources of Liquidity

The Partnership’s primary sources of liquidity are cash generated from operations and borrowings under its revolving credit facility. As a master limited partnership (MLP), the Partnership’s primary cash requirements, in addition to normal operating expenses, are for capital expenditures, net contributions to the merchandise and perpetual care trust funds, debt service and cash distributions. In general, as part of its operating strategy, the Partnership expects to fund:

•	working capital deficits through cash generated from operations, additional borrowings, and sales of underperforming properties;

•

expansion capital expenditures, net contributions to the merchandise and perpetual care trust funds and debt service obligations through available cash, cash generated from operations, additional borrowings or asset sales. Amounts contributed to the merchandise trust funds will be withdrawn at the time of the delivery of the product or service sold to which the contribution relates (see “Summary of Significant Accounting Policies” section below regarding revenue recognition), which will reduce the amount of additional borrowings or asset sales needed; and

•

any cash distributions the Partnership is permitted and determines to pay in accordance with its partnership agreement and maintenance capital expenditures through available cash and cash flows from operating activities.

While the Partnership relies heavily on its cash flows from operating activities and borrowings under its credit facility to execute its operational strategy and meet its financial commitments and other short-term financial needs, the Partnership cannot be certain that sufficient capital will be generated through operations or available to the Partnership to the extent required and on acceptable terms. Moreover, although the Partnership’s cash flows from operating activities have been positive, the Partnership has experienced negative financial trends which, when considered in the aggregate, raise substantial doubt about the Partnership’s ability to continue as a going concern. These negative financial trends include:

•

net losses from operations due to an increased competitive environment, an increase in professional fees and compliance costs and an increase in consulting fees associated with the Partnership’s adoption of the Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers incurred in the year ended December 31, 2017 and the three and six months ended June 30, 2018;

•

a decline in billings coupled with the increase in professional, compliance and consulting expenses, tightened the Partnership’s liquidity position and increased reliance on long-term financial obligations, which in turn limited the Partnership’s ability to pay distributions;

•

the Partnership’s failure to comply with certain debt covenants required by the Partnership’s credit facility due to the Partnership’s inability to complete a timely filing of our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, as well as exceeding of the maximum consolidated leverage ratio financial covenant for the quarters ended December 31, 2017 and March 31, 2018 exceeding the maximum consolidated secured net leverage ratio financial covenant for the periods ended June 30, 2018, September 30, 2018 and December 31, 2018 and not being able to achieve the minimum consolidated fixed charge coverage ratio for the periods ended June 30, 2018, September 30, 2018 and December 31, 2018. As further disclosed in the credit facility subsection in Note 9, these failures constituted defaults that the Partnership’s lenders agreed to waive.

During 2017 and to date in 2018, the Partnership has implemented (and will continue to implement) various actions to improve profitability and cash flows to fund operations. A summary of these actions is as follows:

•

continue to manage recurring operating expenses and seek to limit non-recurring operating expenses over the next twelve-month period, which includes the January 2019 Researching Actions as further discussed in Note 17 Subsequent Events;

•	complete sales of certain assets and businesses to provide supplemental liquidity; and

•

for the reasons disclosed above, the Partnership was not in compliance with certain of its amended credit facility covenants as of December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018. These failures constituted defaults that the lenders agreed to waive pursuant to the Sixth Amendment and Waiver, the Seventh Amendment and Waiver and the Eighth Amendment and Waiver to the Partnership’s credit facility on June 12, 2018, July 13, 2018 and February 4, 2019, respectively, as disclosed in the credit facility subsection in Note 9 Long-Term Debt and in Note 17 Subsequent Events. Moreover, based on the Partnership’s forecasted operating performance, cash flows and projected plans to file financial statements on a timely basis consistent with the debt covenants, the Partnership does not believe it is probable that the Partnership will further breach the covenants under its amended credit facility for the next twelve-month period. However, there is no certainty that the Partnership’s actual operating performance and cash flows will not be substantially different from forecasted results, and no certainty the Partnership will not need further amendments to its credit facility in the future. Factors that could impact the significant assumptions used by the Partnership in assessing its ability to satisfy its financial covenants include the following:

•	operating performance not meeting reasonably expected forecasts;

•	failing to generate profitable sales;

•	investments in the Partnership’s trust funds experiencing significant declines due to factors outside its control;

•	being unable to compete successfully with other cemeteries and funeral homes in the Partnership’s markets;

•	the number of deaths in the Partnership’s markets declining; and

•	the mix of funeral and cemetery revenues between burials and cremations.

If the Partnership’s planned and implemented actions are not realized and the Partnership fails to improve its operating performance and cash flows, or the Partnership is not able to comply with the covenants under its amended credit facility, the Partnership may be forced to limit its business activities, implement further modifications to its operations, further amend its credit facility and/or seek other sources of capital, and the Partnership may be unable to continue as a going concern. Additionally, a failure to generate additional liquidity could negatively impact the Partnership’s access to inventory or services that are important to the operation of the Partnership’s business. Given the Partnership’s level of cash and cash equivalents, to preserve capital resources and liquidity, the Board of Directors of the General Partner concluded that it was not in the best interest of unitholders to pay distributions to unitholders after the first quarter of 2017. In addition, the Partnership’s revolving credit facility prohibits the Partnership from making distributions to unitholders. Any of these events may have a material adverse effect on the Partnership’s results of operations and financial condition. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of these uncertainties.

Summary of Significant Accounting Policies

Refer to Note 1 to the Partnership’s audited consolidated financial statements included in Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2017 for the complete summary of significant accounting policies.

As of June 30, 2018, with the exception of the items noted in the section captioned “Recently Issued Accounting Standard Updates—Adopted in the Current Period” below, there have been no significant changes to the Partnership’s accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017.

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

Revenues

A. Significant Accounting Policy

The Partnership’s revenues are derived from contracts with customers through sale and delivery of death care products and services. Primary sources of revenue are derived from (1) cemetery and funeral home operations generated both at the time of death (“at-need”) and prior to the time of death (“pre-need”), classified on the Statements of Operations as Interments, Merchandise and Services and (2) investment income which includes income earned on assets maintained in perpetual care and merchandise trusts related to sales of cemetery and funeral home merchandise and services occurring prior to the time of death and required to be maintained in the trust by state law as well as interest earned on pre-need installment contracts. Investment income is presented within Investment and other for Cemetery revenue and Services for Funeral home revenue

Cemetery and Funeral Home Operations

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

Cemetery Operations

The Cemetery Operations segment principally generates revenue from (1) providing rights to inter remains in a specific cemetery property inventory space such as burial lots and constructed mausoleum crypts (“Interments”), (2) sales of cemetery merchandise which includes markers (i.e., method of identifying a deceased person in a burial space, crypt, or niche), base (i.e.; concrete lining for the bottom of the burial plot), vault (i.e. a container installed in the burial lot in which the casket is placed), caskets, cremation niches, and other cemetery related items (“Merchandise”) and (3) service revenues, including opening and closing (“O&C”), a service of digging and refilling burial spaces to install the burial vault and place the casket into the vault, cremation services, and fees for installation of cemetery merchandise (“Services”). Products and services may be sold separately or in packages. For packages, the Partnership accounts for individual products and services separately as they are distinct (i.e., the product or service is separately identifiable from other items in the package and the customer can benefit from it on its own or with other resources that are readily available to the customer). The consideration (including any discounts) is allocated among separate products and services in a package based on their relative stand-alone selling prices. The stand-alone selling price is determined by management based upon local market conditions and reasonable ranges for both merchandise and services which is the best estimate of the stand-alone price. For items that are not sold separately (e.g., second interment rights), the Partnership estimates stand-alone selling prices using the best estimate of market value. The Partnership estimated the stand-alone selling price using inputs such as average selling price and list price broken down by each geographic location. Additionally the Partnership considered typical sales promotions that could have impacted the stand-alone selling price estimates.

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

Funeral Home Operations

Our Funeral Home Operations segment principally generates revenue from (1) sales of funeral home merchandise which includes caskets and other funeral related items (“Merchandise”), and (2) service revenues, including services such as family consultation, the removal of and preparation of remains and the use of funeral home facilities for visitation and prayer services (“Services”). Our funeral home operations also include revenues related to the sale of term and whole life insurance on an agency basis, in which we earn a commission from the sales of these policies. Insurance commission revenue is reported within service revenues. Products and services may be sold separately or in packages. For packages, the Partnership accounts for individual products and services separately as they are distinct (i.e.; the product or service is separately identifiable from other items in the package and the customer can benefit from it on its own or with other resources that are readily available to the customer). The consideration (including any discounts) is allocated among separate products and services based on their relative stand-alone selling prices. The relative stand-alone selling price is determined by management’s best estimate of the stand-alone price based upon the list price at each location. Funeral Home Operations primarily generates revenues from at-need sales.

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

Deferred Selling and Obtaining Costs

The Partnership defers certain costs that are incremental to obtaining pre-need cemetery and funeral contracts. The Partnership calculates the deferred selling costs asset by dividing total incremental expenses by total deferrable revenues and multiplying such percentage by the periodic change in gross deferred revenues. Such costs are recognized when the associated performance obligation is fulfilled based upon the net change in deferred revenues. All other selling costs are expensed as incurred. Additionally, the Partnership has elected the practical expedient of not recognizing incremental costs to obtain as incurred when the amortization period otherwise would have been one year or less

As of June 30, 2018, we had $112.0 million in deferred incremental direct selling costs included in Deferred charges and other assets. These deferred costs are classified as long-term on our Condensed Consolidated Balance Sheet because the Partnership does not control the timing of the delivery of the merchandise or performance of the services as they are generally provided at the time of need. During the three and six months ended June 30, 2018, the Partnership recognized $2.3 million and $4.2 million, respectively from deferred incremental direct selling costs.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act made broad and complex changes to the U.S. tax code by, among other things, reducing the federal corporate income tax rate, creating a new limitation on deductible interest expense, creating bonus depreciation that will allow for full expensing on qualified property, changing the lives of post-2017 net operating loss carryovers and imposing limitations on deductibility of certain executive compensation. The primary driver of the change in the income tax provision for the three and six months ended June 30, 2018 related to the reduction of tax rates and the benefit related to 2018 net operating loss carryovers which have an unlimited carry forward life and can be used to offset long life deferred tax liabilities.

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

The following is a reconciliation of net loss allocated to the common limited partners for purposes of calculating net loss attributable to common limited partners per unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(17,017)	$(11,582)	$(34,940)	$(20,143)
Less: Incentive distribution right (“IDR”) payments to general partner	—	—	—	—

Net loss to allocate to general and common limited partners	(17,017)	(11,582)	(34,940)	(20,143)
General partner’s interest excluding IDRs	(177)	(121)	(364)	(210)

Net loss attributable to common limited partners	$(16,840)	$(11,461)	$(34,576)	$(19,933)

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

The following table sets forth the Partnership’s weighted average number of common limited partner units used to compute basic net loss attributable to common limited partners per unit with those used to compute diluted net loss attributable to common limited partners per unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average number of common limited partner units—basic and diluted (1)	37,959	37,957	37,959	37,938

(1)

The diluted weighted average number of limited partners’ units outstanding presented on the condensed consolidated statement of operations does not include 560,839 units and 334,942 units for the three months ended June 30, 2018 and 2017, respectively, and 560,839 units and 328,914 units for the six months ended June 30, 2018 and 2017, respectively, as their effects would be anti-dilutive.

Recently Issued Accounting Standard Updates—Adopted in the Current Period

Revenue

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, these updates enhance the disclosure requirements relating to revenue recognition and related cash flows. Additionally, the new revenue standard (“ASC 606”) requires the deferral of incremental direct selling costs to the period in which the related revenue is recognized. ASC 606, the new revenue standard was effective for annual reporting periods (including interim reporting periods within those periods) beginning January 1, 2018.

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

As noted above, due to the adoption of ASC 606, the Partnership recorded a $6.4 million decrease to the opening balance of partners’ capital primarily related to the timing of the recognition of nonrefundable upfront fees partially offset by an increase to the opening balance of partners’ capital due to the timing of revenue recognition for interment rights which are now recognized when the property is available for use by the customer.

The Partnership recorded an $18.6 million decrease to the opening balance of partners’ capital due to the write-down of certain recoverable selling and obtaining costs that were determined not to be incremental costs to acquire under ASC 606.

In addition, the Partnership established a $2.1 million reserve representing the fair value of the refund obligation that may arise due to state law provisions that include a guarantee of customer funds collected on unfulfilled performance obligations and maintained in trust, which may be refundable due to the exercise of customer cancellation rights. As a result, the Partnership recorded a $3.5 million decrease to the opening balance of partners’ capital and an increase in Other Long-Term Liabilities.

Additionally, the Partnership recognized a tax benefit of $0.4 million as a result of adoption, which was an increase to the opening balance of partners’ capital.

The information presented for the period prior to January 1, 2018 has not been restated and is reported under FASB ASC 605.

The cumulative effect of adopting the new revenue standard impacted the Partnership’s consolidated January 1, 2018 balance sheet as follows (in thousands):

Balance Sheet	Balance as of December 31, 2017	Impact of Adoption of FASB ASC 606	Balance as of January 1, 2018
Assets
Current Assets:
Cash and cash equivalents	$6,821	$—	$6,821
Accounts receivable, net of allowance	79,116	(6,122)	72,994
Prepaid expenses	4,580	—	4,580
Assets held for sale	1,016	—	1,016
Other current assets	21,453	—	21,453

Total current assets	112,986	(6,122)	106,864
Long-term accounts receivable—net of allowance	105,935	(6,527)	99,408
Cemetery property	333,404	(2,020)	331,384
Property and equipment, net of accumulated depreciation	114,090	—	114,090
Merchandise trusts, restricted, at fair value	515,456	—	515,456
Perpetual care trusts, restricted, at fair value	339,928	—	339,928
Deferred selling and obtaining costs	126,398	(18,557)	107,841
Deferred tax assets	84	7	91
Goodwill	24,862	—	24,862
Intangible assets	63,244	—	63,244
Other assets	19,695	—	19,695

Total assets	$1,756,082	$(33,219)	$1,722,863

Liabilities and partners’ capital
Current liabilities
Accounts payable and accrued liabilities	$43,023	$1,329	$44,352
Accrued interest	1,781	—	1,781
Current portion, long-term debt	1,002	—	1,002

Total current liabilities	45,806	1,329	47,135
Long-term debt, net of deferred financing costs	317,693	—	317,693
Deferred revenues, net	912,626	(9,558)	903,068
Deferred tax liabilities	9,638	(367)	9,271
Perpetual care trust corpus	339,928	—	339,928
Other long term liabilities	38,695	3,474	42,169

Total liabilities	1,664,386	(5,122)	1,659,264

Partners’ capital
General partner	(2,959)	(292)	(3,251)
Common partner	94,655	(27,805)	66,850

Total partners’ equity	91,696	(28,097)	63,599

Total liabilities and partners’ equity	$1,756,082	$(33,219)	$1,722,863

In accordance with FASB ASC 606 under the modified retrospective approach, the Partnership is required to disclose the impact of the new revenue standard by comparing the results of the current reporting period under FASB ASC 605. The impact of adopting ASC 606 on the Partnership’s condensed consolidated statement of operations for the three and six months ended June 30, 2018 is as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
Statement of Operations	As Reported Under FASB ASC 606	Balances if Reported Under FASB ASC 605	Impact of Adoption	As Reported Under FASB ASC 606	Balances if Reported Under FASB ASC 605	Impact of Adoption
Revenues:
Cemetery:
Interments	$20,789	$18,568	$2,221	$40,414	$35,679	$4,735
Merchandise	17,116	16,568	548	33,743	32,236	1,507
Services	17,737	17,212	525	34,228	32,806	1,422
Investment and other	12,038	15,162	(3,124)	21,538	27,635	(6,097)
Funeral home:
Merchandise	6,522	6,424	98	13,951	13,843	108
Services	7,369	7,396	(27)	15,642	15,866	(224)

Total revenues	81,571	81,330	241	159,516	158,065	1,451

Costs and Expenses:
Cost of goods sold	$13,086	$13,200	$(114)	$26,521	$26,959	$(438)
Cemetery expenses	21,007	21,007	—	38,421	38,421	—
Selling expense	17,166	16,092	1,074	33,422	31,103	2,319
General and administrative expense	10,163	10,163	—	21,121	21,121	—
Corporate overhead	15,165	15,165	—	26,992	26,992	—
Depreciation and amortization	3,071	3,071	—	6,116	6,116	—
Funeral home expenses:
Merchandise	1,108	1,108	—	3,586	3,586	—
Services	5,582	5,588	(6)	11,100	11,124	(24)
Other	3,961	3,961	—	9,001	9,001	—

Total costs and expenses	90,309	89,355	954	176,280	174,423	1,857

Other losses	—	—	—	(5,205)	(5,205)	—
Interest expense	(8,107)	(8,107)	—	(15,220)	(15,220)	—

Loss before income taxes	(16,845)	(16,132)	(713)	(37,189)	(36,783)	(406)
Income tax benefit (expense)	(172)	(204)	32	2,249	2,172	77

Net loss	$(17,017)	$(16,336)	$(681)	$(34,940)	$(34,611)	$(329)

The impact of the adoption on the June 30, 2018 balance sheet was not material. The cumulative impact of the adoption on the statement of cash flows only impacted certain line items in cash flows from operating activities. Total net cash provided by operating activities did not change as a result of the adoption, as net loss of $(0.7) million and $(0.3) million, for the three and six months ended June 30, 2018, respectively, was offset by changes in costs of lots sold, provision for bad debt and changes in the balances of accounts receivable, deferred selling and obtaining cost, deferred revenues and deferred taxes, net.

Financial Instruments

In the first quarter of 2016, the FASB issued Update No. 2016-01, Financial Instruments (Subtopic 825-10) (“ASU 2016-01”). The core principle of ASU 2016-01 is that all equity investments should be measured at fair value with changes in the fair value recognized through net operations. The amendment was effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application was not permitted for the key aspects of the amendment. The adoption of ASU 2016-01 on January 1, 2018 did not have a material impact on the Partnership’s financial position, results of operations and related disclosures. These changes in fair value will be offset by a corresponding change in deferred merchandise trust gains (losses) within “Deferred revenues, net” and in “Perpetual care trust corpus” on the Partnership’s condensed consolidated balance sheet.

In the first quarter of 2018, the FASB issued Update No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2018-03”). The amendments clarify certain aspects of the guidance in Update 2016-01. The adoption of ASU 2018-03 on January 1, 2018 did not have a material impact on the Partnership’s financial position, results of operations and related disclosures.

Cash Flows

In the third quarter of 2016, the FASB issued Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The core principle of ASU 2016-15 is to provide cash flow statement classification guidance. The amendment was effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard on January 1, 2018 did not have a material impact on the Partnership’s financial position, results of operations and related disclosures.

In the fourth quarter of 2016, the FASB issued Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The core principle of ASU 2016-18 is to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The amendment was effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard on January 1, 2018 did not have a material impact on the Partnership’s financial position, results of operations and related disclosures.

Business Combinations

In the first quarter of 2017, the FASB issued Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments were effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The adoption of this standard on January 1, 2018 did not have a material impact on the Partnership’s financial position, results of operations and related disclosures.

Income Taxes

In the first quarter of 2018, the FASB issued Update No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). The amendments in this update added various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118. The amendment was effective upon issuance. The adoption of ASU 2018-05 on January 1, 2018, did not have a material impact on the Partnership’s financial position, results of operations and related disclosures.

Recently Issued Accounting Standard Updates—Not Yet Effective

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

In the first quarter of 2018, the FASB issued Update No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”). The amendments in this update provide an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under Topic 840, Leases. An entity that elects the practical expedient must evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. An entity that does not elect this practical expedient must evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. The amendments in this Update affect the amendments in Update 2016-02, which are not yet effective but may be early adopted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Update 2016-02. An entity that early adopted Topic 842 should apply the amendments in this Update upon issuance. The Partnership is in the process of reviewing its existing leases and has selected a software solution. The Partnership is still evaluating the impact of adoption on its consolidated financial position, results of operations and related disclosures.

In July 2018, the FASB issued Update No. 2018-10 Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and issued Update No. 2018-11 Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). ASU 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 provides companies an option to apply the transition provisions of ASU 2016-02 at its adoption date instead of at the earliest comparative period presented in its financial statements and to provide lessors with a practical expedient to reduce the cost and complexity of implementing ASU 2016-02.

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

3. IMPAIRMENT & OTHER LOSSES

Merchandise is sold to both at-need and pre-need customers. Merchandise allocated to service pre-need contractual obligations is recorded at cost and managed and stored by the Partnership until the Partnership services the underlying customer contract. Merchandise stored at certain locations may exposed to changes in weather conditions. Primarily due to weather related deterioration over a number of years, the Partnership recorded inventory impairment charges of approximately $1.9 million during the first quarter of 2018. This impairment loss related to damaged and excess inventory and is included in cost of goods sold for the six months ended June 30, 2018 in the accompanying consolidated statements of operations as this merchandise was utilized to fulfill the Partnership’s contractual obligations to at-need and pre-need customers.

Due to enhanced inventory control procedures implemented in late 2018, the Partnership determined that certain merchandise inventory allocated to pre-need customers has been damaged due to weather related deterioration occurring over a number of years or had otherwise been deemed impractical for use by management as a result of past operating practices relating to inventory. During the first quarter of 2018, the Partnership recorded an estimated impairment loss of approximately $5.0 million related to this damaged and unusable merchandise. The impairment loss is included in other losses in the accompanying consolidated statement of operations for the six months ended June 30, 2018. While the Partnership is still in the process of evaluating the complete magnitude of the impairment loss related to allocated merchandise inventory, the loss recorded represents management’s best estimate. This impairment was based on estimates and assumptions that have been deemed reasonable by management and included percentages of merchandise deemed unusable. Management’s assessment process relied on estimates and assumptions that are inherently uncertain, and unanticipated events or circumstances may occur that might cause the Partnership to change those estimates and assumptions. The Partnership continues to evaluate the remaining $5.0 million of merchandise inventory allocated to pre-need customers included in other assets as of June 30, 2018. It is possible that as a result of changes in estimates or assumptions and the continued evaluation there could be further impairment. As this impairment likely originated in prior periods, the Company assessed the materiality of this correction to prior periods financial statements in accordance with SEC Staff Accounting Bulletin No. (SAB) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, and concluded that the corrections were not material to prior periods or the current period, either individually or in the aggregate, and therefore, amendments of previously filed reports were not required.

4. ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consisted of the following at the dates indicated (in thousands):

	June 30, 2018	December 31, 2017
Customer receivables (1)	$187,002	$225,380
Unearned finance income (1)	(19,442)	(20,534)
Allowance for bad debt (1)	(5,302)	(19,795)

Accounts receivable, net of allowance	162,258	185,051
Less: Current portion, net of allowance	66,837	79,116

Long-term portion, net of allowance	$95,421	$105,935

Activity in the allowance for bad debt was as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Balance, beginning of period (1)	$19,795	$26,153
Cumulative effect of accounting changes	(12,876)	—
Provision for bad debt (1)	1,644	2,682
Charge offs, net (1)	(3,261)	(1,445)

Balance, end of period	$5,302	$27,390

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

5. CEMETERY PROPERTY

Cemetery property consisted of the following at the dates indicated (in thousands):

	June 30, 2018	December 31, 2017 (1)
Cemetery land	$258,252	$256,856
Mausoleum crypts and lawn crypts	76,785	76,548

Cemetery property	$335,037	$333,404

(1)	The information at December 31, 2017 has not been adjusted for the impact of the Partnership’s adoption of ASC 606 on January 1, 2018.

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated (in thousands):

	June 30, 2018	December 31, 2017
Buildings and improvements	$128,248	$125,337
Furniture and equipment	57,582	57,514
Funeral home land	14,185	14,185

Property and equipment, gross	200,015	197,036
Less: Accumulated depreciation	(86,786)	(82,946)

Property and equipment, net of accumulated depreciation	$113,229	$114,090

Depreciation expense was $2.6 million and $2.7 million for the three months ended June 30, 2018 and 2017, respectively, and $5.2 million and $5.6 million for the six months ended June 30, 2018 and 2017, respectively.

7. MERCHANDISE TRUSTS

At June 30, 2018 and December 31, 2017, the Partnership’s merchandise trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds.

All of these investments are carried at fair value. All of the investments subject to the fair value hierarchy are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 13. There were no Level 3 assets.

As discussed in Note 1, when we receive payments from the customer, we deposit the amount required by law into the merchandise trusts that may be subject to cancellation on demand by our customer. The Partnership’s merchandise trusts related to states in which customers may cancel contracts with us comprise 53.1% of the total merchandise trust as of June 30, 2018.

The merchandise trusts are variable interest entities (“VIE”) of which the Partnership is deemed the primary beneficiary. The assets held in the merchandise trusts are required to be used to purchase the merchandise and provide the services to which they relate. If the value of these assets falls below the cost of purchasing such merchandise and providing such services, the Partnership may be required to fund this shortfall.

The Partnership included $8.9 million and $9.1 million of investments held in trust by the West Virginia Funeral Directors Association at June 30, 2018 and December 31, 2017, respectively, in its merchandise trust assets. As required by law, the Partnership deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recognized at their account value, which approximates fair value.

A reconciliation of the Partnership’s merchandise trust activities for the six months ended June 30, 2018 and 2017 is presented below (in thousands):

	Six Months Ended June 30,
	2018	2017
Balance, beginning of period	$515,456	$507,079
Contributions	31,510	29,579
Distributions	(33,658)	(45,134)
Interest and dividends	13,261	12,600
Capital gain distributions	79	365
Realized gains and losses	(941)	14,570
Other than temporary impairment	(11,154)	—
Taxes	(355)	(1,358)
Fees	(2,014)	(1,628)
Unrealized change in fair value	(332)	(3,650)

Balance, end of period	$511,852	$512,423

During the six months ended June 30, 2018 and 2017, purchases of investments were approximately $44.5 million and $269.2 million, respectively, while sales, maturities and paydowns of investments were $35.7 million and $285.1 million, respectively. Cash flows from pre-need customer contracts are presented as operating cash flows in the Partnerships condensed consolidated statement of cash flows.

The cost and market value associated with the assets held in the merchandise trusts as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

June 30, 2018	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$11,188	$—	$—	$11,188
Fixed maturities:
U.S. governmental securities	2	348	—	(138)	210
Corporate debt securities	2	1,482	48	(416)	1,114

Total fixed maturities		1,830	48	(554)	1,324

Mutual funds—debt securities	1	215,986	64	(5,219)	210,831
Mutual funds—equity securities	1	62,924	1,559	—	64,483
Other investment funds (1)		181,472	151	(656)	180,967
Equity securities	1	22,806	3,192	(195)	25,803
Other invested assets	2	8,395	—	—	8,395

Total investments		$504,601	$5,014	$(6,624)	$502,991

West Virginia Trust Receivable		8,861			8,861

Total		$513,462	$5,014	$(6,624)	$511,852

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have redemption periods ranging from 1 to 30 days, and private credit funds, which have lockup periods of two to eight years with three potential one-year extensions at the discretion of the funds’ general partners. As of June 30, 2018, there were $93.2 million in unfunded commitments to the private credit funds, which are callable at any time and would be funded by assets of the trusts.

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

The contractual maturities of debt securities as of June 30, 2018 were as follows (in thousands):

	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$127	$84	$—
Corporate debt securities	25	969	101	17

Total fixed maturities	$25	$1,096	$185	$17

The Partnership evaluates declines in fair value below cost for each asset held in the merchandise trusts on a quarterly basis.

An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the merchandise trusts as of June 30, 2018 and December 31, 2017 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
June 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$208	$138	$208	$138
Corporate debt securities	158	52	578	364	736	416

Total fixed maturities	158	52	786	502	944	554

Mutual funds—debt securities	145,498	4,731	874	488	146,372	5,219
Mutual funds—equity securities	—	—	—	—	—	—
Other investment funds	72,875	572	6,079	84	78,954	656
Equity securities	—	—	858	195	858	195

Total	$218,531	$5,355	$8,597	$1,269	$227,128	$6,624

	Less than 12 months		12 months or more		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$112	$65	$112	$65
Corporate debt securities	150	50	361	192	511	242

Total fixed maturities	150	50	473	257	623	307

Mutual funds—debt securities	102,526	912	1,462	299	103,988	1,211
Mutual funds—equity securities	51,196	6,292	—	—	51,196	6,292
Other investment funds	48,140	401	—	—	48,140	401
Equity securities	2,906	255	390	22	3,296	277

Total	$204,918	$7,910	$2,325	$578	$207,243	$8,488

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

Other-Than-Temporary Impairment of Trust Assets

The Partnership assesses its merchandise trust assets for other-than-temporary declines in fair value on a quarterly basis. During the six months ended June 30, 2018, the Partnership determined, based on its review, that there were 94 securities with an aggregate cost basis of approximately $165.8 million and an aggregate fair value of approximately $154.6 million, resulting in an impairment of $11.2 million, with such impairment considered to be other-than-temporary due to credit indicators. Accordingly, the Partnership adjusted the cost basis of these assets to their current value and offset this change against deferred merchandise trust revenue. During the three months ended June 30, 2018 and 2017 and the six months ended June 30, 2017, the Partnership determined that there were no other than temporary impairments to the investment portfolio in the merchandise trusts.

8. PERPETUAL CARE TRUSTS

At June 30, 2018 and December 31, 2017, the Partnership’s perpetual care trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds.

All of these investments are carried at fair value. All of the investments subject to the fair value hierarchy are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 13. There were no Level 3 assets. The perpetual care trusts are VIEs of which the Partnership is deemed the primary beneficiary.

A reconciliation of the Partnership’s perpetual care trust activities for the six months ended June 30, 2018 and 2017 is presented below (in thousands):

	Six Months Ended June 30,
	2018	2017
Balance, beginning of period	$339,928	$333,780
Contributions	7,442	4,214
Distributions	(9,314)	(8,056)
Interest and dividends	12,097	7,816
Capital gain distributions	173	240
Realized gains and losses	(323)	1,439
Other than temporary impairment	(6,834)	—
Taxes	(242)	(430)
Fees	(3,293)	(602)
Unrealized change in fair value	730	(717)

Balance, end of period	$340,364	$337,684

During the six months ended June 30, 2018 and 2017, purchases of investments were $22.5 million and $74.8 million, respectively, while sales, maturities and paydowns of investments were $19.1 million and $64 million, respectively. Cash flows from perpetual care trust related contracts are presented as operating cash flows in our condensed consolidated statement of cash flows.

The cost and market value associated with the assets held in the perpetual care trusts as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

June 30, 2018	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$10,393	$—	$—	$10,393
Fixed maturities:
U.S. governmental securities	2	918	4	(117)	805
Corporate debt securities	2	4,845	195	(57)	4,983

Total fixed maturities		5,763	199	(174)	5,788

Mutual funds—debt securities	1	130,225	145	(1,788)	128,582
Mutual funds—equity securities	1	29,677	1,803	(364)	31,116
Other investment funds (1)		138,473	2,811	(353)	140,931
Equity securities	1	21,731	1,864	(74)	23,521
Other invested assets	2	33	—	—	33

Total investments		$336,295	$6,822	$(2,753)	$340,364

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from two to eight years with three potential one-year extensions at the discretion of the funds’ general partners. As of June 30, 2018, there were $120.6 million in unfunded commitments to the private credit funds, which are callable at any time and would be funded by assets of the trusts.

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

The contractual maturities of debt securities as of June 30, 2018 were as follows (in thousands):

	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$404	$366	$34
Corporate debt securities	334	4,109	445	95

Total fixed maturities	$334	$4,513	$811	$129

Temporary Declines in Fair Value

The Partnership evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.

An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the perpetual care trusts as of June 30, 2018 and December 31, 2017 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
June 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$743	$117	$743	$117
Corporate debt securities	557	22	1,140	35	1,697	57

Total fixed maturities	557	22	1,883	152	2,440	174

Mutual funds— debt securities	59,991	1,189	3,007	599	62,998	1,788
Mutual funds— equity securities	4,162	364	—	—	4,162	364
Other investment funds	47,158	345	578	8,000	47,736	353
Equity securities	184	18	540	56	724	74

Total	$112,052	$1,938	$6,008	$815	$118,060	$2,753

	Less than 12 months		12 months or more		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$399	$46	$399	$46
Corporate debt securities	994	20	2,271	171	3,265	191

Total fixed maturities	994	20	2,670	217	3,664	237

Mutual funds— debt securities	37,090	289	12,793	423	49,883	712
Mutual funds— equity securities	16,668	1,754	36	17	16,704	1,771
Other investment funds	42,606	533	—	—	42,606	533
Equity securities	9,516	1,510	112	60	9,628	1,570

Total	$106,874	$4,106	$15,611	$717	$122,485	$4,823

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

Other-Than-Temporary Impairment of Trust Assets

The Partnership assesses its perpetual care trust assets for other-than-temporary declines in fair value on a quarterly basis. During the six months ended June 30, 2018, the Partnership determined that there were 105 securities with an aggregate cost basis of approximately $118.0 million and an aggregate fair value of approximately $111.2 million, resulting in an impairment of $6.8 million, with such impairment considered to be other-than-temporary. Accordingly, the Partnership adjusted the cost basis of these assets to their current value and offset this change against the liability for perpetual care trust corpus. During the three months ended June 30, 2018 and 2017 and six months ended June 30, 2017, the Partnership determined that there were no other-than-temporary impairments to the investment portfolio in the perpetual care trusts.

9. LONG-TERM DEBT

Total debt consisted of the following at the dates indicated (in thousands):

	June 30, 2018	December 31, 2017
Credit facility	$156,923	$153,423
7.875% Senior Notes, due June 2021	173,350	173,098
Notes payable—acquisition debt	200	304
Notes payable—acquisition non-competes	388	378
Insurance and vehicle financing	2,067	1,280
Less deferred financing costs, net of accumulated amortization	(10,294)	(9,788)

Total debt	322,634	318,695
Less current maturities	(2,139)	(1,002)

Total long-term debt	$320,495	$317,693

Credit Facility

On August 4, 2016, our 100% owned subsidiary, StoneMor Operating LLC (the “Operating Company”) entered into a Credit Agreement (the “Original Credit Agreement”) among each of the Subsidiaries of the Operating Company (together with the Operating Company, “Borrowers”), the Lenders identified therein, Capital One, National Association (“Capital One”), as Administrative Agent, Issuing Bank and Swingline Lender, Citizens Bank N.A., as Syndication Agent, and TD Bank, N.A. and Raymond James Bank, N.A., as Co-Documentation Agents. In addition, on the same date, the Partnership, the Borrowers and Capital One, as Administrative Agent, entered into the Guaranty and Collateral Agreement (the “Guaranty Agreement,” and together with the Credit Agreement, “New Agreements”). Capitalized terms which are not defined in the following description of the New Agreements shall have the meaning assigned to such terms in the New Agreements, as amended.

On March 15, 2017, the Borrowers, Capital One, as Administrative Agent and acting in accordance with the written consent of the Required Lenders, entered into the First Amendment to Credit Agreement. Those parties subsequently entered into a Second Amendment and Limited Waiver on July 26, 2017, a Third Amendment and Limited Waiver effective as of August 15, 2017, a Fourth Amendment to Credit Agreement dated September 29, 2017, a Fifth Amendment to Credit Agreement dated as of December 22, 2017 but effective as of September 29, 2017. We refer to the Original Credit Agreement, as so amended, as the “Original Amended Agreement.” On June 12, 2018 and July 13, 2018, those parties also entered into a Sixth Amendment and Waiver to Credit Agreement and a Seventh Amendment and Waiver, to the Credit Agreement, respectively (collectively, the “2018 Amendments”). On February 4, 2019, the Partnership, the Borrowers, Capital One, as Administrative Agent and the Lenders entered into an Eighth Amendment and Waiver to Credit Agreement (the “Eighth Amendment”). See Note 17 Subsequent Events for a detailed discussion of the changes to the Original Amended Agreement effected by the 2018 Amendments and the Eighth Amendment.

Prior to the 2018 Amendments, the Original Amended Agreement provided for up to $200.0 million initial aggregate amount of Revolving Commitments, which could have been increased, from time to time, in minimum increments of $5.0 million so long as the aggregate amount of such increases does not exceed $100.0 million. Prior to the Eighth Amendment, the Operating Company could also request the issuance of Letters of Credit for up to $15.0 million in the aggregate, of which there were $9.4 million outstanding at June 30, 2018 and $7.5 million outstanding at December 31, 2017. Prior to the Eighth Amendment, the Maturity Date under the Original Amended Agreement was the earlier of (i) August 4, 2021 and (ii) the date that is six months prior to the earliest scheduled maturity date of any outstanding Permitted Unsecured Indebtedness (at present, such date is December 1, 2020, which is six months prior to the June 1, 2021 maturity date of outstanding 7.875% senior notes).

As of June 30, 2018, the outstanding amount of borrowings under the Original Amended Agreement was $156.9 million, which was used to pay down outstanding obligations under the Partnership’s prior credit agreement, to pay fees, costs and expenses related to the New Agreements and to fund working capital needs. Prior to the Eighth Amendment, proceeds of the Loans under the Original Amended Agreement could be used to finance the working capital needs and for other general corporate purposes of the Borrowers and Guarantors, including acquisitions and distributions permitted under the Original Amended Agreement.

Each Borrowing under the Original Amended Agreement is comprised of Base Rate Loans or Eurodollar Loans. The Loans comprising each Base Rate Borrowing (including each Swingline Loan) bear interest at the Base Rate plus the Applicable Rate, and the Loans comprising each Eurodollar Borrowing bear interest at the Eurodollar Rate plus the Applicable Rate.

Prior to the 2018 Amendments and the Eighth Amendment, the Applicable Rate was determined based on the Consolidated Leverage Ratio of the Partnership and its Subsidiaries and ranged from 1.75% to 3.75% for Eurodollar Rate Loans, 0.75% to 2.75% for Base Rate Loans and between 0.30% and 0.50% for unused commitment fee. As of June 30, 2018, the Applicable Rate for Eurodollar Rate Loans was 3.75% and for Base Rate Loans was 2.75%. Prior to the Eighth Amendment, the Original Amended Agreement also required the Borrowers to pay a quarterly unused commitment fee, which accrued at the Applicable Rate on the amount by which the commitments under the Original Amended Agreement exceeded the usage of such commitments, and which is included within interest expense on the Partnership’s condensed consolidated statements of operations. On June 30, 2018, the weighted average interest rate on outstanding borrowings under the Original Amended Agreement was 6.7%.

Prior to the 2018 Amendments and the Eighth Amendment, the Original Amended Agreement contained financial covenants, pursuant to which the Partnership will not permit:

•

the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, or the Consolidated Leverage Ratio, as of the last day of any fiscal quarter, commencing on September 30, 2016, determined for the period of four consecutive fiscal quarters ending on such date (the “Measurement Period”), to be greater than 4.25 to 1.00 for periods ended June 30, 2018 through December 31, 2018, and 4:00 to 1:00 for periods thereafter, which could be increased after January 1, 2019 to 4:25 to 1:00 (in case of a Designated Acquisition made subsequent to the last day of the immediately preceding fiscal quarter) as of the last day of the fiscal quarter in which such Designated Acquisition occurs and as of the last day of the immediately succeeding fiscal quarter;

•

the ratio of Consolidated EBITDA to Consolidated Debt Service, or the Consolidated Debt Service Coverage Ratio, as of the last day of any fiscal quarter, commencing on September 30, 2016 to be less than 2:50 to 1:00 for any Measurement Period; and

•

the ratio of Consolidated EBITDA (reduced by the amount of maintenance and growth capital expenditures not financed with debt other than Revolving Commitments taxes and restricted payments including distributions paid in cash) to Consolidated Fixed Charges, or the Consolidated Fixed Charge Coverage Ratio, as of the last day of any fiscal quarter, commencing on December 31, 2017, to be less than 1.20 to 1.00 for any Measurement Period.

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

The Partnership was not in compliance with the facility’s maximum Consolidated Leverage Ratio for the periods ended March 31, 2018 and December 31, 2017, which constituted defaults that the lenders agreed to waive pursuant to the Sixth Amendment and Waiver. In addition, the Partnership’s failure to timely file its 2017 Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the period ended March 31, 2018 constituted defaults under its revolving credit facility. Under the Sixth Amendment and Waiver, the lenders agreed to waive such defaults and extend the dates by which certain reports were required to be filed, under the Seventh Amendment and Waiver, the lenders agreed to waive our failure to timely file the 2017 Annual Report on Form 10-K on or before the previously extended filing deadline and agreed to further extend the dates by which certain reports were required to be filed and under the Eighth Amendment and Waiver, the lenders agreed to waive defaults resulting from our failure to comply with the facility’s maximum Consolidated Secured Net Leverage Ratio and minimum Consolidated Fixed Charge Coverage Ratio for the periods ended June 30, September 30 and December 31, 2018 and our failure to timely file the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018, June 30, 2018 and September 30, 2018 on or before the previously extended filing deadlines and agreed to further extend the dates by which these reports were required to be filed. See Note 17 in this Item 1. Financial Statements, for further detail regarding the extended filing deadlines for the Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2018 and September 30, 2018.

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

The Senior Notes are jointly and severally guaranteed by certain of the Partnership’s subsidiaries. The Indenture governing the Senior Notes contains covenants, including limitations of the Partnership’s ability to incur certain additional indebtedness and liens, make certain dividends, distributions, redemptions or investments, enter into certain transactions with affiliates, make certain asset sales, and engage in certain mergers, consolidations or sales of all or substantially all of the Partnership’s assets, among other items. As of June 30, 2018, the Partnership was in compliance with these covenants.

10. DEFERRED REVENUES AND COSTS

The Partnership defers revenues and all direct costs associated with the sale of pre-need cemetery merchandise and services until the merchandise is delivered or the services are performed. The Partnership recognizes deferred merchandise and service revenues as deferred revenues within long-term liabilities on its condensed consolidated balance sheet. The Partnership presents deferred direct costs associated with pre-need cemetery merchandise and service revenues as deferred selling and obtaining costs within long-term assets on its condensed consolidated balance sheets. The Partnership also defers the costs to obtain new pre-need cemetery and new prearranged funeral business as well as the investment earnings on the prearranged services and merchandise trusts.

Deferred revenues and related costs consisted of the following at the dates indicated (in thousands):

	June 30, 2018	December 31, 2017
Deferred contract revenues (1)	$832,476	$808,549
Deferred merchandise trust investment income	102,293	105,354
Deferred merchandise trust unrealized gains (losses)	(1,610)	(1,277)

Deferred revenues	$933,159	$912,626

(1)	Upon the adoption of ASC 606, the Partnership eliminated the allowance for cancellation of these performance obligations.

The activity in deferred selling and obtaining costs was as follows (in thousands):

June 30, 2018
Deferred selling and obtaining costs, beginning of period	$126,398
Cumulative effect of accounting change	(18,557)
Change in deferred selling and obtaining costs	4,184

Deferred selling and obtaining costs, end of period	$112,025

For the three months and six months ended June 30, 2018, the Partnership recognized $20.3 million and $40.0 million, respectively, of the deferred revenue balance at December 31, 2017, as revenue. Also during the three months and six months ended June 30, 2018, the Partnership recognized $2.3 million and $4.2 million, respectively, from deferred incremental direct selling costs.

The components of Deferred revenues, net in the Partnership’s unaudited Condensed Consolidated Balance Sheet at June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018	December 31, 2017
Deferred revenue	$957,827	$912,626
Amounts due from customers for unfulfilled performance obligations on cancellable pre-need contracts (1)	(24,668)	—

Deferred revenue, net	$933,159	$912,626

(1)

Prior to the adoption of “Revenue from Contracts with Customers” on January 1, 2018, amounts due from customers for unfulfilled performance obligations on cancellable pre-need contracts were included in “Accounts Receivable and Long-term accounts receivable, net of allowance.”

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

12. COMMITMENTS AND CONTINGENCIES

Legal

The Partnership is currently subject to class or collective actions under the Securities Exchange Act of 1934 and for related state law claims that certain of the Partnership’s officers and directors breached their fiduciary duty to the Partnership and its unitholders. The Partnership could also become subject to additional claims and legal proceedings relating to the factual allegations made in these actions. While management cannot reasonably estimate the potential exposure in these matters at this time, if the Partnership does not prevail in any such proceedings, the Partnership could be required to pay substantial damages or settlement costs, subject to certain insurance coverages. Management has determined that, based on the status of the claims and legal proceedings against the Partnership, the amount of the potential losses cannot be reasonably estimated at this time. These actions are summarized below.

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

•

Bunim v. Miller, et al., No. 2:17-cv-00519-ER, pending in the United States District Court for the Eastern District of Pennsylvania, and filed on February 6, 2017. The plaintiff in this case brought, derivatively on behalf of the Partnership, claims that StoneMor GP’s officers and directors aided and abetted in breaches of StoneMor GP’s purported fiduciary duties by, among other things and in general, allegedly making misrepresentations through the use of non-GAAP accounting standards in its public filings, by allegedly failing to clearly disclose the use of proceeds from debt and equity offerings, and by allegedly approving unsustainable distributions. The plaintiff also claims that these actions and misrepresentations give rise to causes of action for gross mismanagement, unjust enrichment, and (in connection with a purportedly misleading proxy statement filed in 2014) violations of Section 14(a) of the Securities Exchange Act of 1934. The derivative plaintiff seeks an award of damages, attorneys’ fees and costs in favor of the Partnership as nominal plaintiff, as well as general compliance and governance changes. This case has been stayed, by the agreement of the parties, pending the resolution of the motion to dismiss filed in the Anderson case, provided that either party may terminate the stay on 30 days’ notice.

•

Muth v. StoneMor G.P. LLC, et al., December Term, 2016, No. 01196 and Binder v. StoneMor G.P. LLC, et al., January Term, 2017, No. 04872, both pending in the Court of Common Pleas for Philadelphia County, Pennsylvania, and filed on December 20, 2016 and February 3, 2017, respectively. In these cases, the plaintiffs brought, derivatively on behalf of the Partnership, claims that StoneMor GP’s officers and directors aided and abetted in breaches of StoneMor GP’s purported fiduciary duties by, among other things and in general, allegedly making misrepresentations through the use of non-GAAP accounting standards in its public filings and by failing to clearly disclose the use of proceeds from debt and equity offerings, as well as approving unsustainable distributions. The plaintiffs also claim that these actions and misrepresentations give rise to a cause of action for unjust enrichment. The derivative plaintiffs seek an award of damages, attorneys’ fees and costs in favor of the Partnership as nominal plaintiff, as well as alterations to the procedures for electing members to the board of StoneMor GP, and other compliance and governance changes. These cases have been consolidated and stayed, by the agreement of the parties, pending the resolution of the motion to dismiss filed in the Anderson case, provided that either party may terminate the stay on 30 days’ notice.

The Philadelphia Regional Office of the Securities and Exchange Commission, Enforcement Division, is continuing its investigation of the Partnership as to whether violations of federal securities laws have occurred. The investigation relates to, among other things, the Partnership’s prior restatements, financial statements, internal control over financial reporting, public disclosures, use of non-GAAP financial measures, matters pertaining to unitholder distributions and the sources of funds therefor and information relating to protection of the Partnership’s confidential information and its policies regarding insider trading. The Partnership is continuing to cooperate with the SEC staff.

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

The Partnership’s other financial instruments as of June 30, 2018 and December 31, 2017 consisted of its Senior Notes and outstanding borrowings under its revolving credit facility (see Note 9). The estimated fair values of the Partnership’s Senior Notes as of June 30, 2018 and December 31, 2017 were $174.2 million and $173.3 million, respectively, based on trades made on those dates, compared with the carrying amounts of $173.4 million and $173.1 million, respectively. As of June 30, 2018 and December 31, 2017, the carrying values of outstanding borrowings under the Partnership’s revolving credit facility (see Note 9), which bears interest at variable interest rates with maturities of 90 days or less, approximated their estimated fair values. The Senior Notes and the credit facility are valued using Level 2 inputs.

The Partnership may be required to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP from time to time. These adjustments to fair value usually result from the application of lower of cost or fair value accounting on assets held for sale. The lower of cost or estimated fair value of assets held for sale was $1.3 million with an original net book value of $2.4 million prior to adjustments of $0.2 million for the six months ended June 30, 2018 and $0.9 million for the year ended December 31, 2017. Assets held for sale are valued at lower of cost or estimated fair value based on broker comps and estimates at the time the assets are classified as held for sale. These assets held for sale are classified as Level 3 pursuant to the fair value measurement hierarchy.

14. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Partnership’s Senior Notes are guaranteed by StoneMor Operating LLC and its 100% owned subsidiaries, other than the co-issuer, as described below. The guarantees are full, unconditional, joint and several. The Partnership, or the “Parent”, and its 100% owned subsidiary, Cornerstone Family Services of West Virginia Subsidiary Inc., are the co-issuers of the Senior Notes. The Partnership’s unaudited condensed consolidated financial statements as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017 include the accounts of cemeteries owned by other entities but which the Partnership operates under long-term lease, operating or management agreements. For the purposes of this note, these entities are deemed non-guarantor subsidiaries, as they are not 100% owned by the Partnership. The Partnership’s unaudited condensed consolidated financial statements also contain merchandise and perpetual care trusts that are also non-guarantor subsidiaries for the purposes of this note.

The financial information presented below reflects the Partnership’s standalone accounts, the combined accounts of the subsidiary co-issuer, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the consolidating adjustments and eliminations and the Partnership’s consolidated accounts as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017. For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their respective subsidiaries are presented in accordance with the equity method of accounting (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2018	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$12,828	$2,151		$14,979
Assets held for sale	—	—	1,343	—		1,343
Other current assets	—	4,090	73,287	16,570		93,947

Total current assets	—	4,090	87,458	18,721	—	110,269
Long-term accounts receivable	—	3,094	79,047	13,280		95,421
Cemetery and funeral home property and equipment	—	648	413,738	33,880		448,266
Merchandise trusts	—	—	—	511,852		511,852
Perpetual care trusts	—	—	—	340,364		340,364
Deferred selling and obtaining costs	—	5,487	88,175	18,363		112,025
Goodwill and intangible assets	—	—	26,021	61,183		87,204
Other assets	—	—	21,250	4,003		25,253
Investments in and amounts due from affiliates eliminated upon consolidation	98,921	36,694	556,788	—	(692,403)	—

Total assets	$98,921	$50,013	$1,272,477	$1,001,646	$(692,403)	$1,730,654

Liabilities and Partners’ Capital
Current liabilities		$72	$54,529	$1,376		$55,977
Long-term debt, net of deferred financing costs	68,349	105,001	147,145	—		320,495
Deferred revenues		32,853	787,117	113,189		933,159
Perpetual care trust corpus			—	340,364		340,364
Other long-term liabilities			34,969	15,118		50,087
Due to affiliates			173,350	568,870	(742,220)	—

Total liabilities	68,349	137,926	1,197,110	1,038,917	(742,220)	1,700,082

Partners’ capital	30,572	(87,913)	75,367	(37,271)	49,817	30,572

Total liabilities and partners’ capital	$98,921	$50,013	$1,272,477	$1,001,646	$(692,403)	$1,730,654

December 31, 2017 (1)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$4,216	$2,605	$—	$6,821
Assets held for sale			1,016			1,016
Other current assets	—	3,882	83,901	17,366	—	105,149

Total current assets	—	3,882	89,133	19,971	—	112,986
Long-term accounts receivable	—	2,179	89,275	14,481	—	105,935
Cemetery and funeral home property and equipment	—	738	411,936	34,820	—	447,494
Merchandise trusts	—	—	—	515,456	—	515,456
Perpetual care trusts	—	—	—	339,928	—	339,928
Deferred selling and obtaining costs	—	6,171	98,639	21,588	—	126,398
Goodwill and intangible assets	—	—	26,347	61,759	—	88,106
Other assets	—	—	16,995	2,784	—	19,779
Investments in and amounts due from affiliates eliminated upon consolidation	159,946	82,836	556,783	—	(799,565)	—

Total assets	$159,946	$95,806	$1,289,108	$1,010,787	$(799,565)	$1,756,082

Liabilities and Partners’ Capital
Current liabilities	$—	$72	$44,380	$1,354	$—	$45,806
Long-term debt, net of deferred financing costs	68,250	104,848	144,595	—	—	317,693
Deferred revenues	—	33,469	773,516	105,641	—	912,626
Perpetual care trust corpus	—	—	—	339,928	—	339,928
Other long-term liabilities	—	—	34,149	14,184	—	48,333
Due to affiliates	—	—	173,098	576,025	(749,123)	—

Total liabilities	68,250	138,389	1,169,738	1,037,132	(749,123)	1,664,386

Partners’ capital	91,696	(42,583)	119,370	(26,345)	(50,442)	91,696

Total liabilities and partners’ capital	$159,946	$95,806	$1,289,108	$1,010,787	$(799,565)	$1,756,082

(1)	The information at December 31, 2017 has not been adjusted for the impact of the Partnership’s adoption of ASC 606 on January 1, 2018.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2018	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$1,425	$69,595	$13,414	$(2,863)	$81,571
Total costs and expenses	—	(3,776)	(74,911)	(14,484)	2,863	(90,309)
Other income (loss)	—	—	—	—	—	—
Net loss from equity investment in subsidiaries	(15,657)	(12,309)	—	—	27,966	—
Interest expense	(1,359)	(2,087)	(4,404)	(257)	—	(8,107)

Net income (loss) from continuing operations before income taxes	(17,016)	(16,747)	(9,720)	(1,327)	27,966	(16,845)
Income tax benefit (expense)	—	—	(172)	—	—	(172)

Net income (loss)	$(17,016)	$(16,747)	$(9,892)	$(1,327)	$27,966	$(17,017)

Three Months Ended June 30, 2017 (1)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$1,494	$71,266	$15,195	$(2,003)	$85,952
Total costs and expenses	—	(3,803)	(74,139)	(13,126)	2,003	(89,065)
Other income (loss)	—	—	(1,071)	—	—	(1,071)
Net loss from equity investment in subsidiaries	(8,877)	(8,901)	—	—	17,778	—
Interest expense	(1,359)	(2,087)	(3,066)	(229)	—	(6,741)

Net income (loss) from continuing operations before income taxes	(10,236)	(13,297)	(7,010)	1,840	17,778	(10,925)
Income tax benefit (expense)	—	—	(657)	—	—	(657)

Net income (loss)	$(10,236)	$(13,297)	$(7,667)	$1,840	$17,778	$(11,582)

(1)	The information for the three months ended June 30, 2017 has not been adjusted for the impact of the Partnership’s adoption of ASC 606 on January 1, 2018.

Six Months Ended June 30, 2018	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$3,050	$135,384	$26,274	$(5,192)	$159,516
Total costs and expenses	—	(7,086)	(145,824)	(28,561)	5,192	(176,280)
Other loss	—	—	(5,205)	—	—	(5,205)
Net loss from equity investment in subsidiaries	(32,222)	(27,102)	—	—	59,324	—
Interest expense	(2,717)	(4,174)	(7,820)	(509)	—	(15,220)

Net income (loss) from continuing operations before income taxes	(34,939)	(35,312)	(23,465)	(2,796)	59,324	(37,189)
Income tax benefit	—	—	2,249	—	—	2,249

Net income (loss)	$(34,939)	$(35,312)	$(21,216)	$(2,796)	$59,324	$(34,940)

Six Months Ended June 30, 2017 (1)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$3,539	$139,908	$30,137	$(4,686)	$168,898
Total costs and expenses	—	(7,207)	(143,621)	(26,918)	4,686	(173,060)
Other loss	—	—	(1,071)	—	—	(1,071)
Net loss from equity investment in subsidiaries	(16,080)	(17,115)	—	—	33,195	—
Interest expense	(2,717)	(4,174)	(6,102)	(454)	—	(13,447)

Net income (loss) from continuing operations before income taxes	(18,797)	(24,957)	(10,886)	2,765	33,195	(18,680)
Income tax expense	—	—	(1,463)	—	—	(1,463)

Net income (loss)	$(18,797)	$(24,957)	$(12,349)	$2,765	$33,195	$(20,143)

(1)	The information for the six months ended June 30, 2017 has not been adjusted for the impact of the Partnership’s adoption of ASC 606 on January 1, 2018.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2018	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$283	$21,981	$31	$(6,891)	$15,404
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures	—	(283)	(7,691)	(485)	—	(8,459)

Net cash used in investing activities	—	(283)	(7,691)	(485)	—	(8,459)

Cash Flows From Financing Activities:
Cash distributions	—	—	—	—	—	—
Payments to affiliates	—	—	(6,891)	—	6,891	—
Net borrowings of debt	—	—	3,984	—	—	3,984
Other financing activities	—	—	(2,771)	—	—	(2,771)

Net cash provided by (used in) financing activities	—	—	(5,678)	—	6,891	1,213

Net increase (decrease) in cash and cash equivalents	—	—	8,612	(454)	—	8,158
Cash and cash equivalents— Beginning of period	—	—	4,216	2,605		6,821

Cash and cash equivalents— End of period	$—	$—	$12,828	$2,151	$—	$14,979

Six Months Ended June 30, 2017 (1)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$24,545	$53	$22,722	$(384)	$(31,436)	$15,500
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures	—	(53)	(1,857)	(549)	—	(2,459)

Net cash used in investing activities	—	(53)	(1,857)	(549)	—	(2,459)

Cash Flows From Financing Activities:
Cash distributions	(24,545)	—	—	—	—	(24,545)
Payments to affiliates	—	—	(31,436)	—	31,436	—
Net borrowings of debt	—	—	6,536	—	—	6,536
Proceeds from issuance of common units	—	—	—	—	—	—
Other financing activities	—	—	(776)	—	—	(776)

Net cash provided by (used in) financing activities	(24,545)	—	(25,676)	—	31,436	(18,785)

Net increase (decrease) in cash and cash equivalents	—	—	(4,811)	(933)	—	(5,744)
Cash and cash equivalents - Beginning of period	—	—	9,145	3,425	—	12,570

Cash and cash equivalents - End of period	$—	$—	$4,334	$2,492	$—	$6,826

(1)	The information for the six months ended June 30, 2017 has not been adjusted for the impact of the Partnership’s adoption of ASC 606 on January 1, 2018.

15 SEGMENT INFORMATION

The Partnership’s operations include two reportable operating segments, Cemetery Operations and Funeral Home Operations. These operating segments reflect the way the Partnership’s Chief Operating Decision Maker manages its operations and makes business decisions. Operating segment data for and as of the periods indicated were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017 (1)
STATEMENT OF OPERATIONS DATA:
Cemetery Operations:
Revenues	$67,680	$70,746	$129,923	$136,273
Operating costs and expenses	(61,422)	(57,543)	(119,485)	(114,175)
Depreciation and amortization	(2,111)	(2,298)	(4,185)	(4,559)

Segment income	$4,147	$10,905	$6,253	$17,539

Funeral Home Operations:
Revenues	$13,891	$15,206	$29,593	$32,625
Operating costs and expenses	(10,651)	(12,064)	(23,687)	(24,868)
Depreciation and amortization	(701)	(810)	(1,414)	(1,616)

Segment income	$2,539	$2,332	$4,492	$6,141

Reconciliation of segment income to net loss:
Cemetery Operations	$4,147	$10,905	$6,253	$17,539
Funeral Home Operations	2,539	2,332	4,492	6,141

Total segment income	6,686	13,237	10,745	23,680

Corporate overhead	(15,165)	(16,067)	(26,992)	(27,171)
Corporate depreciation and amortization	(259)	(283)	(517)	(671)
Other gains (losses), net	—	(1,071)	(5,205)	(1,071)
Interest expense	(8,107)	(6,741)	(15,220)	(13,447)
Income tax benefit (expense)	(172)	(657)	2,249	(1,463)

Net loss	$(17,017)	$(11,582)	$(34,940)	$(20,143)

CASH FLOW DATA:
Capital expenditures:
Cemetery Operations	$2,974	$1,667	$7,273	$2,976
Funeral Home Operations	175	80	219	127
Corporate	108	68	134	208

Total capital expenditures	$3,257	$1,815	$7,626	$3,311

BALANCE SHEET DATA	June 30, 2018	December 31, 2017
Assets:
Cemetery Operations	$1,568,180	$1,594,091
Funeral Home Operations	140,966	152,934
Corporate	21,508	9,057

Total assets	$1,730,654	$1,756,082

Goodwill:
Cemetery Operations	$24,862	$24,862
Funeral Home Operations	—	—

Total goodwill	$24,862	$24,862

(1)	The results for the three and six months ended June 30, 2017 have not been adjusted for the impact of the Partnership’s adoption of ASC 606 on January 1, 2018.

16. SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION

The tables presented below provide supplemental information to the condensed consolidated statements of cash flows regarding contract origination and maturity activity included in the pertinent captions on the Partnership’s condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2018	2017
Pre-need/at-need contract originations (sales on credit)	$(71,254)	$(54,229)
Cash receipts from sales on credit (post-origination)	72,449	49,283

Changes in Accounts receivable, net of allowance	$1,195	$(4,946)

Deferrals:
Cash receipts from customer deposits at origination, net of refunds	$76,450	$76,686
Withdrawals of realized income from merchandise trusts during the period	9,475	5,947
Pre-need/at-need contract originations (sales on credit)	71,254	54,229
Undistributed merchandise trust investment earnings, net	564	(32,938)
Recognition:
Merchandise trust investment income, net withdrawn as of end of period	(4,929)	(4,756)
Recognized maturities of customer contracts collected as of end of period	(91,108)	(101,750)
Recognized maturities of customer contracts uncollected as of end of period	(28,107)	(15,051)

Changes in Deferred revenues	$33,599	$(17,633)

17. SUBSEQUENT EVENTS

Credit Agreements

On June 12, 2018, StoneMor Operating LLC (the “Operating Company”), a wholly-owned subsidiary of the Partnership, the Subsidiaries (as defined in the Amended Credit Agreement) of the Operating Company (together with the Operating Company, “Borrowers”), the Lenders party thereto and Capital One, National Association (“Capital One”), as Administrative Agent (in such capacity, the “Administrative Agent”), entered into the Sixth Amendment and Waiver to Credit Agreement (the “Sixth Amendment”) which further amended the Credit Agreement dated August 4, 2016 (as previously amended by that certain First Amendment to Credit Agreement dated as of March 15, 2017, Second Amendment and Limited Waiver dated July 26, 2017, Third Amendment and Limited Waiver effective August 15, 2017, Fourth Amendment to Credit Agreement dated as of September 29, 2017 and Fifth Amendment to Credit Agreement dated as of December 22, 2017 but effective as of September 29, 2017, the “Original Amended Agreement”), dated as of August 4, 2016, among the Borrowers, the Lenders, Capital One, as Administrative Agent, Issuing Bank and Swingline Lender, Citizens Bank N.A., as Syndication Agent, and TD Bank, N.A. and Raymond James Bank, N.A., as Co-Documentation Agents. On July 13, 2018, those same parties entered into a Seventh Amendment and Waiver to Credit Agreement (the “Seventh Amendment”) and, collectively with the Sixth Amendment, the “2018 Amendments). On February 4, 2019, the Borrowers, the Lenders and the Administrative Agent entered into an Eighth Amendment and Waiver to the Credit Agreement (the “Eighth Amendment” and the Original Amended Agreement, as further amended by the Sixth Amendment, the Seventh Amendment, and the Eighth Amendment, the “Amended Credit Agreement”). Capitalized terms not otherwise defined herein have the same meanings as specified in the Amended Credit Agreement.

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

•

defines Consolidated Secured Net Leverage Ratio as the ratio of (i) (x) Consolidated Secured Funded Indebtedness, which is Consolidated Funded Indebtedness secured by a lien, minus (y) unrestricted cash and cash equivalents subject to a first priority lien in favor of the Administrative Agent in an amount not to exceed $5.0 million, to (ii) Consolidated EBITDA; and

•

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

•

increase the minimum and maximum Applicable Rate by 0.50%; redetermine the Applicable Rate based on the Consolidated Secured Net Leverage Ratio of the Partnership and its Subsidiaries to be in the range between 2.25% to 4.25% for Eurodollar Rate Loans and 1.25% to 3.75% for Base Rate Loans (but in no event less that the Applicable Rate that would be in effect if calculated as set forth in the Original Amended Agreement);

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

•

further modify the Partnership’s and its subsidiaries’ ability to incur additional indebtedness by: (i) decreasing the capital equipment financing basket from $10.0 million to $5.0 million; (ii) decreasing the general basket for certain permitted debt from $10.0 million to $7.5 million; (iii) eliminating the Borrowers’ ability to incur subordinated debt to fund consideration payable for certain permitted acquisitions; (iv) eliminating the Borrowers’ ability to incur unsecured indebtedness; and (v) permitting the Partnership to incur indebtedness of up to an aggregate of $11.0 million in the form of deferred purchase price obligations payable pursuant to certain specified agreements entered into prior to the Sixth Amendment Effective Date;

•

eliminate the Partnership’s and its subsidiaries’ (A) right to consummate, subject to certain other conditions, acquisitions if, on a pro forma basis, the Consolidated Leverage Ratio was not greater than 3.75:1.00 and (B) ability to fund acquisitions with Borrowers’ own funds, except for an aggregate of up to $11.0 million of purchase price obligations pursuant to certain acquisitions for which agreements had been executed prior to the Sixth Amendment Effective Date;

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

The Seventh Amendment included covenants pursuant to which the Partnership agreed to deliver to the Administrative Agent: (a) the consolidated financial statements included in its Annual Report on Form 10-K on or before August 31, 2018, (b) the consolidated financial statements included in its Quarterly Report on Form 10-Q for the period ended March 31, 2018 (the “First Quarter 10-Q”) within 90 days after the Annual Report on Form 10-K was filed but not later than October 31, 2018, (c) the consolidated financial statements to be included in this Quarterly Report on Form 10-Q (the “Second Quarter 10-Q”) within 60 days after the First Quarter 10-Q was filed (but not later than December 17, 2018) and (d) the consolidated financial statements to be included in its Quarterly Report on Form 10-Q for the period ended September 30, 2018 within 45 days after the Second Quarter 10-Q is filed (but not later than January 31, 2019). The Seventh Amendment also increased the maximum Consolidated Secured Net Leverage Ratio for the period ended June 30, 2018 from 5.75:1.00 to 6.25:1.00. In addition, the Administrative Agent and the Lenders party to the Seventh Amendment also waived existing defaults under the Original Amended Agreement, as amended by the Sixth Amendment, arising from the Partnership’s failure to timely deliver the consolidated financial statements included in this Annual Report on Form 10-K on or before June 30, 2018. The Partnership prepaid $4.0 million of the outstanding balance of its revolving loans under the Amended Credit Facility as a condition to the foregoing waivers and amendments, and also paid the lenders a fee in the aggregate amount of $0.2 million.

The Eighth Amendment added to the Amended Credit Agreement a separate last out revolving credit facility (the “Tranche B Revolving Credit Facility”) in the aggregate amount of $35.0 million to be provided by certain affiliates of Axar Capital Management as the initial lenders under the Tranche B Revolving Credit Facility (the “Tranche B Revolving Lenders”) on the following terms (as further detailed in the Eighth Amendment):

•

the aggregate amount of the Tranche B Revolving Commitments is $35.0 million; such Commitments were utilized in the amount of $15.0 million, which is reduced by a $0.7 million Original Issue Discount on the Eighth Amendment effective date. The remaining $20 million in commitments may be utilized in the amount of $5.0 million (or integral multiple thereof) from time to time until April 30, 2019, provided that any borrowings resulting in the outstanding principal amount of the Tranche B Revolving Credit Facility being in excess of $25.0 million require, as a condition to such borrowings, that the Partnership receive a fairness opinion with respect to the Tranche B Revolving Credit Facility;

•	Tranche B Revolving Credit Facility Maturity Date is one business day after the maturity date of the original revolving credit facility (the “Tranche A Revolving Credit Facility”);

•	the interest rate applicable to the loans made under the Tranche B Revolving Credit Facility is 8.00% per annum, payable quarterly in arrears;

•

borrowings under the Tranche B Revolving Credit Facility on the effective date of the Eighth Amendment (the “Eighth Amendment Effective Date”) are subject to an original issue discount in the amount of $0.7 million; and

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

•

provide for ticking fees assessed on the amount of outstanding loans made under the Tranche A Revolving Credit Facility (the “Tranche A Revolving Loans”) and payable to the Tranche A Revolving Lenders (i) in-kind, by increasing the outstanding principal amount of such Lender’s Tranche A Revolving Loans (“PIK”) or (ii) in cash, in the following amounts and on the following dates:

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

•

remove the Consolidated Secured Net Leverage Ratio and Consolidated Fixed Charge Coverage Ratio and replace them with a covenant requiring the Partnership to ensure that its Consolidated EBITDA is not less than the following amounts for the four quarters ending on the following dates: (i) $18.0 million for the period ended March 31, 2018; (ii) $13.0 million for the period ended June 30, 2018; (iii) $2.5 million for the period ended September 30, 2018; (iv) ($3.0 million) for the period ended December 31, 2018; (v) $1.0 million for the period ending March 31, 2019; (vi) $3.5 million for the period ending June 30, 2019; (vii) $8.0 million for the period ending September 30, 2019; (viii) $8.25 million for the period ending December 31, 2019; and (ix) $9.25 million for the period ending March 31, 2020;

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

Merger and Reorganization Agreement

On September 27, 2018, the Partnership, StoneMor GP LLC, a Delaware limited liability company and the general partner of the Partnership (“GP”), StoneMor GP Holdings LLC, a Delaware limited liability company and the sole member of GP (“GP Holdings”), and Hans Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of GP (“Merger Sub”), entered into a Merger and Reorganization Agreement (the “Merger Agreement”) pursuant to which, among other things, GP will convert from a Delaware limited liability company into a Delaware corporation to be named StoneMor Inc. (the “Company” when referring to StoneMor Inc. subsequent to such conversion), the Partnership will become a wholly owned subsidiary of the Company and the unitholders of the Partnership will become stockholders in the Company.

Upon the terms and subject to the conditions set forth in the Merger Agreement, GP Holdings shall contribute the 2,332,878 common units representing limited partner interests in the Partnership (the “Common Units”) owned by it (the “GP Holdings’ Common Units”) to GP and immediately following receipt thereof, GP shall contribute the GP Holdings’ Common Units to StoneMor LP Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of GP (“LP Sub”) and LP Sub shall be admitted as a limited partner of the Partnership; (ii) GP shall convert into the Company (the “Conversion”) and all of the limited liability company interests of GP held by GP Holdings prior to the Conversion shall be canceled; (iii) as part of the Conversion and before giving effect to the Merger (as defined below), GP Holdings will be the sole stockholder of StoneMor Inc. and, as consideration for the Conversion and the Merger, will receive 2,332,878 shares of common stock, par value $0.01 per share, of StoneMor Inc. (the “Company Shares”) (subject to adjustment as provided in the Merger Agreement) with respect to the 2,332,878 Common Units held by LP Sub immediately prior to the Conversion, and 2,950,000 Company Shares (the “General Partner Shares”) (also subject to adjustment as provided in the Merger Agreement) with respect to the 1.04% general partner interest, the incentive distribution rights and the governance and all other economic and other rights associated with the general partner interest held indirectly by GP Holdings through the GP immediately prior to the Conversion.

Pursuant to the Merger Agreement, (i) any then outstanding awards of phantom units granted to a member of the GP Board under the StoneMor Partners L.P. Long-Term Incentive Plan (as amended April 19, 2010) (the “2004 Partnership Equity Plan”), (ii) any then outstanding award of Phantom Units granted to a member of the GP Board under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan (the “2014 Partnership Equity Plan”), which was also renamed the StoneMor Amended and Restated 2018 Long-Term Incentive Plan (the “Restated Plan”), (iii) any then outstanding award of Phantom Units that is not a 2004 Director Deferred Phantom Unit Award or a 2014 Director Deferred Phantom Unit Award granted under either the 2004 Partnership Equity Plan or the 2014 Partnership Equity Plan (a “Phantom Award”), (iv) any then outstanding award of restricted units (“Restricted Units”) granted under the 2014 Partnership Equity Plan, (v) any then outstanding award of unit appreciation rights (“UARs”) granted under the 2004 Partnership Equity Plan (a “UAR Award”), shall, without any required action on the part of the holder thereof, be assumed by the Company and converted into an award denominated in Company Shares.

At the Effective Time, Merger Sub shall be merged with and into the Partnership (the “Merger”), with the Partnership surviving and with the Company as its sole general partner and LP Sub as its sole holder of Common Units and each outstanding Common Unit, including certain phantom units granted to members of the GP Board under the 2004 Partnership Equity Plan but excluding any Common Units held by LP Sub, being converted into the right to receive one Company Share. All of the limited liability company interests in Merger Sub outstanding immediately prior to the Effective Time shall be converted into and become limited partner interests in the surviving entity. Following the Effective Time, the general partnership interests in the Partnership issued and outstanding immediately prior to the Effective Time shall remain outstanding and unchanged subject to such changes as are set forth in the Second Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of September 9, 2008, as amended as of November 3, 2017 (the “LPA”), and the Company shall continue to be the sole general partner of the Partnership.

Per the terms of the Merger Agreement, each Party shall bear its own expenses, costs and fees (including attorneys’, auditors’ and financing fees, if any) in connection with the preparation and delivery of the Merger Agreement and compliance therewith, whether or not the transactions contemplated by the Merger Agreement are effected. The Partnership has incurred $2.1 million in legal and other expenses for the Merger Agreement through December 31, 2018.

Extension of Interim Strategic Executive

On October 8, 2018, Leo J. Pound, Interim Strategic Executive, and StoneMor GP LLC (“StoneMor GP”), the general partner of StoneMor Partners L.P. (the “Partnership”), modified the terms of the agreement dated July 26, 2018 pursuant to which he served as Interim Strategic Executive of StoneMor GP by extending the term of his service in such capacity through October 31, 2018. The agreement outlined the specific strategic initiatives for which Mr. Pound was responsible in that capacity, which focused primarily on enhancing the Partnership’s financial management and improving its cash flow. StoneMor GP also delegated to Joseph M. Redling, its current President and Chief Executive Officer, the authority to extend such term for one additional month. During such additional period of service as Interim Strategic Executive, Mr. Pound continued to receive a monthly fee of $50,000.

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

Loan Agreement with a Related Party

On February 4, 2019, the Partnership entered into the Eighth Amendment with, among other parties, certain affiliates of Axar Capital Management (collectively, “Axar”) to provide an up to $35.0 million bridge financing in the form of the Tranche B Revolving Credit Facility, of which $15.0 million was drawn down immediately. Borrowings under the financing arrangement are collateralized by a perfected first priority security interest in substantially all assets of the Partnership and the Borrowers held for the benefit of the existing Tranche A Revolving Lenders and bear interest at a fixed rate of 8.0%. Borrowings under Tranche B Revolving Credit Facility on the effective date of the Eighth Amendment (the “Eighth Amendment Effective Date”) are subject to an original issue discount in the amount of $0.7 million, which was recorded as original issue discount and will pay additional interest in the amount $0.7 million at the termination and payment in full of the financing arrangement, which will be accreted to interest expense over the term of the financing arrangement, As of February 5, 2019, Axar beneficially owned approximately 19.5% of the Partnership’s outstanding common units. Axar also has exposure to an additional 1,462,272 Common Units pursuant to certain cash-settled equity swaps which mature on June 20, 2022 in accordance with information included in Axar’s filing on Form 13D/A which was filed with the SEC on February 5, 2019. In addition, the Partnership’s board of directors has separately approved an amendment to the voting and standstill agreement and director voting agreement with Axar to permit Axar to acquire up to 27.5% of the Partnership common units outstanding.

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

Our major risks are related to our substantial secured and unsecured indebtedness, our ability to refinance our secured indebtedness in the near term, uncertainties associated with the cash flow from pre-need and at-need sales, trusts and financings, which may impact our ability to meet our financial projections, service our debt and pay distributions at previous or any different amounts, as well as with our ability to maintain an effective system of internal control over financial reporting and disclosure controls and procedures.

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

Our risks and uncertainties are more particularly described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 and “Item 8.01. Other Events” of our Current Report on Form 8-K filed on February 4, 2019. Readers are cautioned not to place undue reliance on forward-looking statements included in this Form 10-Q, which speak only as of the date the statements were made. Except as required by applicable laws, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

BUSINESS OVERVIEW

We are a publicly-traded Delaware master-limited partnership (“MLP”) and provider of funeral and cemetery products and services in the death care industry in the United States. As of June 30, 2018, we operated 322 cemeteries in 27 states and Puerto Rico, of which 291 were owned and 31 were operated under lease, management or operating agreements. We also owned and operated 92 funeral homes in 17 states and Puerto Rico. We are proposing to convert to a “C” Corporation, which, if approved, will be effective during 2019. See Note 17, Part 1, Item 1. Financial Statements, “Subsequent Events” to the financial statements related to the Merger and Reorganization Agreement.

Our revenue is derived from Cemetery Operations and Funeral Home Operations. Our Cemetery Operations segment principally generates revenue from sales of interment rights, cemetery merchandise, which includes markers, bases, vaults, caskets, cremation niches and services including opening and closing (“O&C”), cremation services and fees for the installation of cemetery merchandise. Our Funeral Home Operations segment principally generates revenue from sales of funeral home merchandise, which includes caskets and other funeral related items and service revenues, including services such as family consultation, the removal of and preparation of remains and the use of funeral home facilities for visitation and prayer services. These sales occur both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Our funeral home operations also include revenues related to the sale of term and whole life insurance on an agency basis, in which we earn a commission from the sales of these policies.

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

RESULTS OF OPERATIONS

We have two distinct reportable segments, Cemetery Operations and Funeral Home Operations, which are supported by corporate costs and expenses. As of January 1, 2018, the Partnership adopted the new Revenue Standard (“ASC 606”). The standard primarily impacts the manner in which we recognize (a) certain nonrefundable up-front fees and (b) incremental costs to acquire pre-need and at-need contracts (i.e., selling costs). The nonrefundable fees will be deferred and recognized as revenue when the underlying goods and services are delivered to the customer. The incremental direct selling costs will be deferred and recognized by specific identification upon the delivery of the underlying goods and services. Under ASC 606, only incremental costs to obtain the contract will be deferred and all other cost will be expensed as incurred. Additionally, the Partnership will recognize revenue for the interment right upon the transfer of control to the customer, which will result in an earlier recognition of revenue under ASC 606.

Cemetery Operations

Overview

We are currently the second largest owner and operator of cemeteries in the United States. At June 30, 2018, we operated 322 cemeteries in 27 states and Puerto Rico, of which 291 were owned and 31 were operated under lease, operating or management agreements. Revenues from Cemetery Operations accounted for approximately 83% and 81% of our total revenues during the three and six months ended June 30, 2018, respectively.

Operating Results

The following table presents operating results for our Cemetery Operations for the respective reporting periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	As reported under FASB ASC 606	As reported under FASB ASC 605	As reported under FASB ASC 606	As reported under FASB ASC 605
Interments	$20,789	$19,641	$40,414	$37,620
Merchandise	17,116	18,834	33,743	37,131
Services	17,737	18,619	34,228	35,132
Interest income	2,418	2,070	4,552	4,299
Investment and other	9,620	11,582	16,986	22,091

Total revenues	67,680	70,746	129,923	136,273

Cost of goods sold	13,086	12,043	26,521	25,562
Cemetery expense	21,007	20,124	38,421	36,821
Selling expense	17,166	15,623	33,422	32,082
General and administrative expense	10,163	9,753	21,121	19,710
Depreciation and amortization	2,111	2,298	4,185	4,559

Total costs and expenses	63,533	59,841	123,670	118,734

Segment income	$4,147	$10,905	$6,253	$17,539

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Cemetery interment revenues were $20.8 million for the three months ended June 30, 2018, an increase of $1.1 million from $19.6 million for the three months ended June 30, 2017. The increase was primarily due to the adoption of ASC 606, accompanied by improvement in lot and mausoleum sales. Partially offsetting these increases was a decline in pre-need crypt sales, a return to a normal level of cancellations as there was a corresponding decrease in the cancellation reserve in the prior year that did not recur in the current period, and an increase in discounts and promotions.

Cemetery merchandise revenues were $17.1 million for the three months ended June 30, 2018, a decrease of $1.7 million from $18.8 million for the three months ended June 30, 2017. Cemetery merchandise revenues were elevated in 2017 compared to 2018. The decrease in the current period was primarily due to a return to a normal level of recognition of sales of contracts acquired through acquisitions and pre-need vaults, combined with a return to a normal level of cancellations as there was a corresponding decrease in the cancellation reserve in the prior year that did not recur in the current period. Partially offsetting the decrease was an increase in at-need marker sales and the impact of the adoption of ASC 606. The recognition of sales of pre-need vaults during the three months ended June 30, 2017 was higher than normal due to constructive delivery of a large back-log of pre-need merchandise that became available to be serviced in that period.

Cemetery services revenues were $17.7 million for the three months ended June 30, 2018, a decrease of $0.9 million from $18.6 million for the three months ended June 30, 2017. The decrease was primarily due to a return to a normal level of recognition of sales of contracts acquired through acquisitions and pre-need openings and closings, partially offset by the adoption of ASC 606. The recognition of pre-need opening and closing revenue during the three months ended June 30, 2017 was higher than normal due to constructive delivery of a large back-log of pre-need services that became available to be serviced in that period.

Interest income was $2.4 million for the three months ended June 30, 2018, an increase of $0.3 million from $2.1 million for the three months ended June 30, 2017. The increase was due to an increase in payments and a corresponding acceleration of interest received.

Investment and other income was $9.6 million for the three months ended June 30, 2018, a decrease of $2.0 million from $11.6 million for the three months ended June 30, 2017. The decrease was primarily due to the adoption of ASC 606 which resulted in a reduction associated with the deferral of revenue from document fees. Partially offsetting the decrease was an increase in investment income and revenue from land sales.

Cost of goods sold was $13.1 million for the three months ended June 30, 2018, an increase of $1.0 million from $12.0 million for the three months ended June 30, 2017. The increase was primarily related to increases in the cost of vaults and caskets. Partially offsetting the increase were decreases in other products in line with decreases in the associated revenues and the adoption of ASC 606.

Cemetery expenses were $21.0 million for the three months ended June 30, 2018, an increase of $0.9 million from $20.1 million for the three months ended June 30, 2017. The increase was principally due to losses incurred on the disposal of fixed assets, increases in the scope and timing of landscaping services, an increase in property taxes resulting from a refund in the prior year that did not recur in the current period and higher employee benefits as a result of an increase in the number of high-cost medical claims. Partially offsetting these increases was a decrease in repairs and maintenance expenses.

Selling expenses were $17.2 million for the three months ended June 30, 2018, an increase of $1.5 million from $15.6 million for the three months ended June 30, 2017. The increase was primarily the result of the adoption of ASC 606 and increases in payroll and compensation costs and advertising.

General and administrative expenses were $10.2 million for the three months ended June 30, 2018, an increase of $0.4 million from $9.8 million for the three months ended June 30, 2017. This increase was primarily due to increases in legal fees.

Depreciation and amortization expense was $2.1 million for the three months ended June 30, 2018, a decrease of $0.2 million compared to $2.3 million for the three months ended June 30, 2017. This decrease was due to normal depreciation and amortization of the associated asset base.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Cemetery interment revenues were $40.4 million for the six months ended June 30, 2018, an increase of $2.8 million from $37.6 million for the six months ended June 30, 2017. The increase was primarily due to the adoption of ASC 606 coupled with increases in lot and pre-need mausoleum sales. Partially offsetting these increases was a decrease in pre-need crypts and an increase in discounts and promotions.

Cemetery merchandise revenues were $33.7 million for the six months ended June 30, 2018, a decrease of $3.4 million from $37.1 million for the six months ended June 30, 2017. The decrease was primarily due to a return to a normal level of recognition of sales of pre-need vaults and markers and contracts acquired through acquisitions, combined with a return to a normal level of cancellations as there was a decrease in the cancellation reserve in the prior year that did not recur in the current period. Partially offsetting these decreases was an increase in at-need marker revenues combined with the adoption of ASC 606. The recognition of sales of pre-need vaults and markers and acquired contracts during the six months ended June 30, 2017 was higher than normal due to constructive delivery of a large back-log of pre-need merchandise that became available to be serviced.

Cemetery services revenues were $34.2 million for the six months ended June 30, 2018, a decrease of $0.9 million from $35.1 million for the six months ended June 30, 2017. The decrease was primarily due to a return to a normal level of recognition of sales of contracts acquired through acquisitions and pre-need openings and closings, partially offset by the adoption of ASC 606 and at-need marker installations. The recognition of contracts acquired and pre-need opening and closing revenue during the six months ended June 30, 2017 was higher than normal due to constructive delivery of a large back-log of pre-need services that became available to be serviced in that period.

Interest income was $4.6 million for the six months ended June 30, 2018, an increase of $0.3 million from $4.3 million for the six months ended June 30, 2017. The increase was due to an increase in payments and a corresponding acceleration of interest received.

Investment and other income was $17.0 million for the six months ended June 30, 2018, a decrease of $5.1 million from $22.1 million for the six months ended June 30, 2017. The decrease was primarily due to the adoption of ASC 606 which resulted in a reduction associated with the deferral of revenue from document fees, combined with a decrease in land sales. Partially offsetting this decrease was an increase in investment income.

Cost of goods sold was $26.5 million for the six months ended June 30, 2018, an increase of $1.0 million from $25.6 million for the six months ended June 30, 2017. The increase was primarily related to increases in the costs of vaults and caskets due to the impairment charge in the first quarter of 2018, partially offset by decreases in most products in line with decreases in the associated revenues, combined with the adoption of ASC 606.

Cemetery expenses were $38.4 million for the six months ended June 30, 2018, an increase of $1.6 million from $36.8 million for the six months ended June 30, 2017. The increase was primarily due to increase in scope and timing of landscaping services, an increase in property taxes resulting from a refund in the prior year that did not recur in the current period, losses incurred on the disposal of fixed assets and higher utility costs.

Selling expenses were $33.4 million for the six months ended June 30, 2018, an increase of $1.3 million from $32.1 million for the six months ended June 30, 2017. The increase was primarily the result of the adoption of ASC 606 and increases in advertising and employee benefits resulting from increased headcount. Partially offsetting these increases was a decrease in sales compensation related to the decrease in revenues.

General and administrative expenses were $21.1 million for the six months ended June 30, 2018, an increase of $1.4 million from $19.7 million for the six months ended June 30, 2017. The increase was primarily due to increases in legal fees, and an increase in payroll.

Depreciation and amortization expense was $4.2 million for the six months ended June 30, 2018, a decrease of $0.4 million compared to $4.6 million for the six months ended June 30, 2017. This decrease was primarily due to normal depreciation and amortization of the associated asset base.

Funeral Home Operations

Overview

At June 30, 2018, we owned and operated 92 funeral homes in 17 states and Puerto Rico. Revenues from Funeral Home Operations accounted for approximately 17% of our total revenues during the three months ended June 30, 2018.

Operating Results

The following table presents operating results for our Funeral Home Operations for the respective reporting periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	As reported under FASB ASC 606	As reported under FASB ASC 605	As reported under FASB ASC 606	As reported under FASB ASC 605
Merchandise	$6,522	$6,749	$13,951	$14,585
Services	7,369	8,457	15,642	18,040

Total revenues	13,891	15,206	29,593	32,625

Merchandise	1,108	1,623	3,586	3,383
Services	5,582	5,454	11,100	11,153
Depreciation and amortization	701	810	1,414	1,616
Other	3,961	4,987	9,001	10,332

Total expenses	11,352	12,874	25,101	26,484

Segment income	$2,539	$2,332	$4,492	$6,141

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Funeral home merchandise revenues were $6.5 million for the three months ended June 30, 2018, a decrease of $0.2 million from $6.7 million for the three months ended June 30, 2017. The decrease was primarily due to a return to a normal level of cancellations as there was a decrease in the cancellation reserve in the prior year that did not recur in the current period and the impact of divested properties. Partially offsetting these decreases were increases in casket revenues and increases in servicing of pre-need contracts acquired through acquisitions.

Funeral home services revenues were $7.4 million for the three months ended June 30, 2018, a decrease of $1.1 million from $8.5 million for the three months ended June 30, 2017. The decrease was due to a decrease in insurance commissions resulting from shifting focus to pre-need trusting, a return to a normal level of cancellations as there was a decrease in the cancellation reserve in the prior year that did not recur in the current period, and the impact of divested properties. Partially offsetting these decreases were increases in the volume of funeral home services.

Funeral home expenses were $11.4 million for the three months ended June 30, 2018, a decrease of $1.5 million from $12.9 million for the three months ended June 30, 2017. The decrease was due to lower insurance operation expenses resulting from changes in the compensation plan and more closely integrating the operations with those of the funeral homes, combined with the impact of divested locations, lower costs of merchandise, and a decrease in advertising expenses. Partially offsetting these decreases were increases in payroll and employee benefits.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Funeral home merchandise revenues were $14.0 million for the six months ended June 30, 2018, a decrease of $0.6 million from $14.6 million for the six months ended June 30, 2017. The decrease was primarily due to the impact of divested properties combined with a return to a normal level of cancellations as there was a release of the cancellation reserve in the prior year that did not recur in the current period. Partially offsetting these decreases was an increase in casket revenues.

Funeral home services revenues were $15.6 million for the six months ended June 30, 2018, a decrease of $2.4 million from $18.0 million for the six months ended June 30, 2017. The decrease was due to a decrease in insurance commissions resulting from shifting focus to pre-need trusting, a return to a normal level of cancellations as there was a release of the cancellation reserve in the prior year that did not recur in the current period, the impact of divested properties, and the adoption of ASC 606. Partially offsetting these decreases were increases in the volume of at-need funeral home services.

Funeral home expenses were $25.1 million for the six months ended June 30, 2018, a decrease of $1.4 million from $26.5 million for the six months ended June 30, 2017. The decrease was due to lower insurance operation expenses resulting from changes in the compensation plan and more closely integrating the operations with those of the funeral homes, combined with the impact of divested locations and associated decrease in depreciation and amortization, and a decrease in advertising expenses. Partially offsetting these decreases were increases in the cost of merchandise and wages.

Corporate Overhead

Corporate overhead was $15.2 million for the three months ended June 30, 2018, a decrease of $0.9 million from $16.1 million for the three months ended June 30, 2017. The decrease was primarily due to a decrease in professional fees resulting from the completion of a review of our deferred contracts in the prior year, combined with a decrease in recruiting costs resulting from less turnover in management. Partially offsetting these decreases were increases in stock compensation and payroll and related costs.

Corporate overhead was $27.0 million for the six months ended June 30, 2018, a decrease of $0.2 million from $27.2 million for the six months ended June 30, 2017. The decrease was primarily due to a decrease in professional fees resulting from the completion of a review of our deferred contracts in the prior year, combined with a decrease in recruiting costs resulting from less turnover in management. Partially offsetting these decreases were increases in stock compensation and payroll and related costs, and a decrease in non-recurring rebates and discounts.

Corporate Depreciation and Amortization

Depreciation and amortization expense was relatively consistent with the prior quarterly period, with $0.3 million for the three months ended June 30, 2018, compared to $0.3 million for the three months ended June 30, 2017.

Depreciation and amortization expense was $0.5 million for the six months ended June 30, 2018, compared to $0.7 million for the six months ended June 30, 2017. The decrease was due to depreciation booked in the first quarter of 2017 related to fully depreciating assets in 2017.

Other Losses

There were no other losses to report for the three months ended June 30, 2018. Other losses were $1.1 million for the three months ended June 30, 2017, related to a $1.4 million loss on impairment of long-lived assets, partially offset by a $0.3 million gain from the sale of a funeral home business and a separate funeral home building.

Other losses were $5.2 million for the six months ended June 30, 2018 an increase of of $4.1 million from other losses of $1.1 million for the six months ended June 30, 2017. Other losses increased due to the impairment charge in the first quarter of 2018 related to the allocated damaged merchandise of approximately $5.0 million. Other losses for the six months ended June 30, 2017, related to a $1.4 million loss on impairment of long-lived assets, partially offset by a $0.3 million gain from the sale of a funeral home business and a separate funeral home building during the second quarter of 2017.

Interest Expense

Interest expense was $8.1 million for the three months ended June 30, 2018, an increase of $1.4 million from $6.7 million for the three months ended June 30, 2017. This was principally due to a higher weighted average interest rate and higher weighted average line of credit balance outstanding for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Interest expense was $15.2 million for the six months ended June 30, 2018, an increase of $1.8 million from $13.4 million for the six months ended June 30, 2017. The increase was principally due to a higher weighted average interest rate and higher weighted average line of credit balance outstanding for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Income Tax Benefit (Expense)

Income tax expense was $0.2 million for the three months ended June 30, 2018, compared to income tax expense of $0.7 million for the three months ended June 30, 2017. This change was due to benefits arising from the 2017 Tax Act which allowed us to reduce deferred taxes on life-long deferred tax liabilities with 2018 net operating losses. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Income tax benefit was $2.2 million for the six months ended June 30, 2018, change of $3.7 million from income tax expense of $1.5 million for the six months ended June 30, 2017. This change was due to benefits arising from the 2017 Tax Act which allowed us to reduce deferred taxes on life-long deferred tax liabilities with 2018 net operating losses. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to income tax.

Supplemental Data

The following table presents supplemental operating data for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interments performed	14,102	13,627	28,674	28,057
Interment rights sold (1)
Lots	8,941	8,604	15,477	15,856
Mausoleum crypts (including pre-construction)	301	553	847	1,083
Niches	430	492	859	962

Net interment rights sold (1)	9,672	9,649	17,183	17,901

Number of pre-need cemetery contracts written	11,547	12,087	21,709	23,523
Number of at-need cemetery contracts written	15,276	15,575	30,003	30,859

Number of cemetery contracts written	26,823	27,662	51,712	54,382

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

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

•

expansion capital expenditures, net contributions to the merchandise and perpetual care trust funds and debt service obligations through available cash, cash generated from operations, additional borrowings or asset sales. Amounts contributed to the merchandise trust funds will be withdrawn at the time of the delivery of the product or service sold to which the contribution relates (see “Critical Accounting Policies and Estimates” regarding revenue recognition), which will reduce the amount of additional borrowings; and

•

any cash distributions we are permitted and determine to pay in accordance with our partnership agreement and maintenance capital expenditures through available cash and cash flows from operating activities.

While we rely heavily on our cash flows from operating activities and borrowings under our credit facility to execute our operational strategy and meet our financial commitments and other short-term financial needs, we cannot be certain that sufficient capital will be generated through operations or available to us to the extent required and on acceptable terms. Moreover, although our cash flows from operating activities have been positive, we have experienced negative financial trends which, when considered in the aggregate, raise substantial doubt about the Partnership’s ability to continue as a going concern. These negative financial trends include:

•

net losses from operations due to an increased competitive environment, an increase in professional fees and compliance costs and an increase in consulting fees associated with our adoption of the Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers incurred in the year ended December 31, 2017 and the three and six months ended June 30, 2018;

•

a decline in billings coupled with the increase in professional, compliance and consulting expenses, tightened the our liquidity position and increased reliance on long-term financial obligations, which in turn limited our ability to pay distributions;

•

our failure to comply with certain covenants of our Credit Agreement (as defined below), as amended due to our inability to complete timely filings of our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, exceeding the maximum consolidated leverage ratio financial covenant for the periods ended December 31, 2017 and March 31, 2018, exceeding the maximum consolidated secured net leverage ratio financial covenant for the periods ended June 30, 2018, September 30, 2018 and December 31, 2018 and not being able to achieve the minimum consolidated fixed charge coverage ratio for the periods ended June 30, 2018, September 30, 2018 and December 31, 2018. As previously disclosed in the credit facility subsection in Note 1 and Note 9, these failures constituted defaults that our lenders agree to waive.

During 2017 and to date in 2018, we have implemented (and will continue to implement) various actions to improve our profitability and cash flows to fund operations. When considered in the aggregate, we believe these actions will alleviate substantial doubt about the Partnership’s ability to continue as a going concern over the next twelve-month period. A summary of these actions is as follows:

•

continue to manage our recurring operating expenses including the January 2019 Restructuring Actions as disclosed in Note 17 Subsequent Events and seek to limit our non-recurring operating expenses over the next twelve-month period;

•

complete sales of certain assets and businesses to provide supplemental liquidity as disclosed in Note 1 to the Partnership’s consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data and pursuant to the amendment of our credit facility as further described below; and

•

for the reasons disclosed above, we were not in compliance with certain of our debt covenants as of December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018. These failures constituted defaults that the lenders agreed to waive pursuant to the Sixth Amendment and Waiver, the Seventh Amendment and Waiver and the Eighth Amendment and Waiver to our credit facility on June 12, 2018, July 13, 2018 and February 4, 2019, respectively. Refer to the credit facility subsection under the “Long-Term Debt” section below for a more detailed discussion of these amendments. Moreover, based on our forecasted operating performance, cash flows and projected plans to file financial statements on a timely basis consistent with our amended credit facility covenants, we do not believe it is probable that we will further breach our covenants under the amended credit facility for the next twelve-month period. However, there is no certainty that our actual operating performance and cash flows will not be substantially different from forecasted results, and no certainty we will not need further amendments to our credit facility in the future. Factors that could impact the significant assumptions used by the Partnership in assessing our ability to satisfy our financial covenants include the following:

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

In addition, we believe the Partnership will have sufficient liquid assets, cash from operations and borrowing capacity to meet its financial commitments, debt service obligations, contingencies and anticipated capital expenditures for at least the next twelve-month period. However, as disclosed in Part I, Item 1A. Risk Factors of our 2017 Annual Report on Form 10-K, and Item 8.01 of our Current Report on Form 8-K filed on February 4, 2019, the Partnership is subject to business, operational and other risks that could adversely affect its operating performance, cash flows and filing timeliness. Accordingly, should any of these risk factors come to fruition over the next twelve-month period, we may need to seek to continue to supplement cash generation with proceeds from financing activities, including borrowings under the credit facility and other borrowings, the issuance of additional limited partner units subject to compliance with applicable securities laws and the terms of our senior credit facility, capital contributions from our general partner and the sale of assets and other transactions. We continually monitor the Partnership’s financial position, liquidity and credit facility financial covenants to determine the likelihood of shortfalls in future reporting periods.

Cash Flows—Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net cash provided by operating activities was $15.4 million during the six months ended June 30, 2018 and was consistent with $15.5 million during the six months ended June 30, 2017. For the six months ended June 30, 2018, the primary driver of cash flows from operating activities was the change in deferred revenues. For the six months ended June 30, 2017, the primary driver of cash flows from operating activities was the change in our merchandise trust principally due to the liquidation of merchandise trusts assets, offset by a corresponding decrease in deferred revenue.

Net cash used in investing activities was $8.5 million during the six months ended June 30, 2018, an increase of $6.0 million from $2.5 million used in investing activities during the six months ended June 30, 2017. Net cash used in investing activities during the six months ended June 30, 2018 consisted of $7.6 million used for capital expenditures and $0.8 million used for acquisitions. Net cash used in investing activities during the six months ended June 30, 2017 principally consisted of $3.3 million used for capital expenditures.

Net cash provided by financing activities was $1.2 million for the six months ended June 30, 2018 compared to net cash used in financing activities of $18.8 million for the six months ended June 30, 2017. Net cash provided by financing activities during the six months ended June 30, 2018 consisted primarily of $4.0 million of net proceeds from borrowings, partially offset by $2.8 million of costs related to financing activities. Net cash used in financing activities during the six months ended June 30, 2017 consisted primarily of $24.5 million of cash distributions and $0.8 million of costs related to financing activities, partially offset by $6.5 million of net borrowings.

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

The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Maintenance capital expenditures	$1,113	$786	$2,157	$1,615
Expansion capital expenditures	2,144	1,029	5,469	1,696

Total capital expenditures	$3,257	$1,815	$7,626	$3,311

Long-Term Debt

Credit Facility

On August 4, 2016, StoneMor Operating LLC (the “Operating Company”), a 100% owned subsidiary of the Partnership, entered into the Credit Agreement (the “Credit Agreement”) among each of the Subsidiaries of the Operating Company (together with the Operating Company, “Borrowers”), the Lenders identified therein, Capital One, National Association (“Capital One”), as Administrative Agent, Issuing Bank and Swingline Lender, Citizens Bank N.A., as Syndication Agent, and TD Bank, N.A. and Raymond James Bank, N.A., as Co-Documentation Agents. In addition, on the same date, the Partnership, the Borrowers and Capital One, as Administrative Agent, entered into the Guaranty and Collateral Agreement (the “Guaranty Agreement,” and together with the Credit Agreement, “New Agreements”). Capitalized terms which are not defined in the following description of the New Agreements shall have the meaning assigned to such terms in the New Agreements, as amended.

On March 15, 2017, the Borrowers, Capital One, as Administrative Agent and acting in accordance with the written consent of the Required Lenders, entered into the First Amendment to Credit Agreement. Those parties subsequently entered into a Second Amendment and Limited waiver on July 26, 2017, a Third Amendment and Limited Waiver effective as of August 15, 2017, a Fourth Amendment to Credit Agreement dated September 29, 2017, a Fifth Amendment to Credit Agreement dated as of December 22, 2017 but effective as of September 29, 2017, a Sixth Amendment and Waiver dated as of June 12, 2018 and a Seventh Amendment and Waiver dated as of July 13, 2018 and an Eighth Amendment and Wavier dated as of February 4, 2019. We refer to the Credit Agreement, as so amended, as the “Amended Credit Agreement.”

Prior to the Eighth Amendment the Amended Credit Agreement provides for up to $175.0 million initial aggregate amount of Revolving Commitments, which are subject to borrowing base limitations. Under the Eighth Amendment, the Partnership can no longer draw on Revolving Commitments under the Tranche A Revolving Credit Facility but had availability of $ $20 million under the Tranche B Revolving Credit Facility (in addition to amounts drawn on February 4, 2019), which may be utilized in the amount of $5.0 million (or integral multiple thereof) from time to time until April 30, 2019, provided that borrowings on the last $10 million, which would result in the outstanding principal amount of the Tranche B Revolving Credit Facility being in excess of $25.0 million, would require that the Partnership receive a fairness opinion with respect to the Tranche B Revolving Credit Facility. The Operating Company may also request the issuance of Letters of Credit for up to $9.4 million (plus an amount equal to the principal amount of Tranche A Revolving Loans subject to the optional prepayment after the Eighth Amendment Effective Date) in the aggregate, of which there were $9.4 million outstanding at June 30, 2018 and $7.5 million outstanding at December 31, 2017. The Maturity Date under the Amended Credit Agreement is the earlier of (i) May 1, 2020 and (ii) the date that is six months prior to the earliest scheduled maturity date of any outstanding Permitted Unsecured Indebtedness (at present, such date is December 1, 2020, which is six months prior to June 1, 2021 maturity date of outstanding 7.875% senior notes).

As of June 30, 2018, the outstanding amount of borrowings under the Amended Credit Agreement was $156.9 million, which was used to pay down outstanding obligations under the Partnership’s prior credit agreement, to pay fees, costs and expenses related to the New Agreements and to fund working capital needs. Generally, proceeds of the Loans made under the Tranche A Revolving Credit Facility under the Amended Credit Agreement could be used to finance the working capital needs and for other general corporate purposes of the Borrowers and Guarantors, including acquisitions and distributions permitted under the Amended Credit Agreement. Proceeds of the Loans made under the Tranche B Revolving Credit Facility under the Amended Credit Agreement can be used to finance the working capital needs and for other general corporate purposes of the Borrowers and Guarantors, and to pay fees and expenses related to the Tranche B Revolving Credit Facility. On the Eighth Amendment Effective Date, no part of the proceeds of loans made under the Tranche B Revolving Credit Facility may be used to make any payment of principal on the Tranche A Revolving Loans.

Each Borrowing under the Tranche A Revolving Credit Facility is comprised of Base Rate Loans or Eurodollar Loans. The Loans comprising each Base Rate Borrowing (including each Swingline Loan) bear interest at the Base Rate plus the Applicable Rate, and the Loans comprising each Eurodollar Borrowing bear interest at the Eurodollar Rate plus the Applicable Rate.

The Applicable Rate is as follows: 4.50% for Eurodollar Rate Loans and 3.50% for Base Rate Loans from February 4, 2019 to February 28, 2019; 4.75% and 3.75%, respectively, from March 1, 2019 to March 31, 2019; 5.50% and 4.50%, respectively, from April 1, 2019 to April 30, 2019; 5.75% and 4.75%, respectively, from May 1, 2019 to May 31, 2019; and 6.00% and 5.00%, respectively, from June 1, 2019. As of June 30, 2018, the Applicable Rate for Eurodollar Rate Loans was 3.75% and for Base Rate Loans was 2.75%. On June 30, 2018, the weighted average interest rate on outstanding borrowings under the Amended Credit Agreement was 6.70%.

The Amended Credit Agreement contains a financial covenants pursuant to which the Partnership will not permit its Consolidated EBITDA to be less than the following amounts for the four consecutive fiscal quarters ending on the following dates: (i) $18.0 million for the period ended March 31, 2018; (ii) $13.0 million for the period ended June 30, 2018 (iii) $2.5 million for the period ended September 30, 2018, (iv) ($3.0 million) for the period ended December 31, 2018, (v) $1.0 million for the period ending March 31, 2019, (vi) $3.5 million for the period ending June 30, 2019; (vii) $8.0 million for the period ending September 30, 2019, (viii) $8.25 million for the period ending December 31, 2019; and (ix) $9.25 million for the period ending March 31, 2020.

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

The Senior Notes are jointly and severally guaranteed by certain of our subsidiaries. The Indenture governing the Senior Notes contains covenants, including limitations of our ability to incur certain additional indebtedness and liens, make certain dividends, distributions, redemptions or investments, enter into certain transactions with affiliates, make certain asset sales, and engage in certain mergers, consolidations or sales of all or substantially all of our assets, among other items. As of June 30, 2018, we were in compliance with these covenants.

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

Given the Partnership’s level of cash and cash equivalents, to preserve capital resources and liquidity, the Board of Directors of the General Partner concluded that it was not in the best interest of unitholders to pay distributions to unitholders after the first quarter of 2017. In addition, our revolving credit facility prohibits us from making distributions to unitholders.

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

There were no significant changes to our accounting policies that have occurred subsequent to December 31, 2017, except as described in Note 1, Part 1, Item 1. Financial Statements, “Recently Issued Accounting Updates-Adopted in the Current Period.”

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

INTEREST-BEARING INVESTMENTS

Our fixed-income securities subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of June 30, 2018, the fair value of fixed-income securities in our merchandise trusts and perpetual care trusts represented 0.3% and 1.7%, of the fair value of total trust assets, respectively. The aggregate of the quoted fair value of these fixed-income securities was $1.3 million and $5.8 million in the merchandise trusts and perpetual care trusts, respectively, as of June 30, 2018. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these fixed-income securities would change the fair market value of the assets in both our merchandise trusts and perpetual care trusts by less than $0.1 million based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized. Our money market and other short-term investments subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of June 30, 2018, the fair value of money market and short-term investments in our merchandise trusts and perpetual care trusts represented 2.2% and 3.1%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair value of these money market and short-term investments was $11.2 million and $10.4 million in the merchandise trusts and perpetual care trusts, respectively, as of June 30, 2018. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these money market and short-term investments would change the fair market value of the assets in both our merchandise trusts and perpetual care trusts by approximately $0.1 million based on discounted expected future cash flows.

MARKETABLE EQUITY SECURITIES

Our marketable equity securities subject to market risk consist primarily of certain investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open-ended mutual funds. As of June 30, 2018, the fair value of marketable equity securities in our merchandise trusts and perpetual care trusts represented 5.0% and 6.9%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair market value of these marketable equity securities was $25.8 million and $23.5 million in our merchandise trusts and perpetual care trusts, respectively, as of June 30, 2018, based on final quoted sales prices. Holding all other variables constant, a hypothetical 10% change in variable interest rates of the equity securities would change the fair market value of the assets in our merchandise trusts and perpetual care trusts each by approximately $2.6 million and $2.4 million, respectively, based on discounted expected future cash flows. As of June 30, 2018, the fair value of marketable closed and open-ended mutual funds in our merchandise trusts represented 53.8% of the fair value of total trust assets, 76.6% of which pertained to fixed-income mutual funds. As of June 30, 2018, the fair value of marketable closed and open-ended mutual funds in our perpetual care trusts represented 46.9% of total trust assets, 80.5% of which pertained to fixed-income mutual funds. The aggregate of the quoted fair market value of these closed and open-ended mutual funds was $275.3 million and $159.7 million in the merchandise trusts and perpetual care trusts, respectively, as of June 30, 2018, based on final quoted sales prices, of which $210.8 million and $128.6 million, respectively, pertained to fixed-income mutual funds. Holding all other variables constant, a hypothetical 10% change in the average market prices of the closed and open-ended mutual funds would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $27.5 million and $16.0 million, respectively, based on discounted expected future cash flows.

OTHER INVESTMENT FUNDS

Other investment funds are measured at fair value using the net asset value per share practical expedient. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from two to eight years with three potential one-year extensions at the discretion of the funds’ general partners. This asset class has an inherent valuation risk as the values provided by investment fund managers may not represent the liquidation values obtained by the trusts upon redemption or liquidation of the fund assets. As of June 30, 2018, the fair value of other investment funds in our merchandise trusts and perpetual care trusts represented 35.4% and 41.4%, respectively, of the fair value of total trust assets. The fair market value of the holdings in these funds was $181.0 million and $140.9 million in our merchandise trusts and perpetual care trusts, respectively, as of June 30, 2018, based on net asset value quotes.

DEBT INSTRUMENTS

Certain borrowings under our Amended Credit Facility bear interest at a floating rate, based on LIBOR, which is adjusted quarterly. This subjects us to increases in interest expense resulting from movements in interest rates. As of June 30, 2018, we had $156.9 million of borrowings outstanding under our credit facility, which generally bears interest at a variable rate. Holding all other variables constant, a hypothetical 1% change in variable interest rates would change our consolidated interest expense for the three months ended June 30, 2018 by approximately $0.4 million.

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

Our management, including the CEO and CFO, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2018. Based on such evaluation, our CEO and CFO concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

STATUS OF REMEDIATION OF MATERIAL WEAKNESSES

While we continue to make improvements to our internal control over financial reporting related to the material weaknesses described above, material weaknesses continue to exist, and we believe that the material weaknesses referenced above accurately reflect the material weaknesses in our internal control over financial reporting as of June 30, 2018. Management, with oversight from our Audit Committee, has identified and begun executing actions we believe will remediate the material weaknesses described above once fully implemented and operating for a sufficient period of time, and we will continue to devote significant time and attention, including internal and external resources, to these remedial efforts.

We will test the ongoing operating effectiveness of the new controls subsequent to implementation and consider the material weaknesses remediated after the applicable remedial controls operate effectively for a sufficient period of time.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal quarter ended June 30, 2018, we continued to make improvements to our internal control over financial reporting with respect to material weaknesses that had been identified at that time, and those remediation efforts remain ongoing. Other than as described above and in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, there were no changes in our internal control over financial reporting as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the six months ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1*	Sixth Amendment and Waiver to Credit Agreement, effective as of June 12, 2018 by and among StoneMor Operating LLC, the other Borrowers Party thereto, Capital One, National Association, as Administrative Agent, and the required Lenders party thereto. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 18, 2018).

10.2*†	Employment Agreement dated June 15, 2018 by and between StoneMor GP LLC and Austin K. So (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on June 18, 2018).

10.3*†	Director Restricted Phantom Unit Agreement effective June 15, 2018 by and between StoneMor GP LLC and Patricia D. Wellenbach (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on June 18, 2018)

10.4*†

Director Restricted Phantom Unit Agreement effective June 15, 2018 by and between StoneMor GP LLC and Stephen J. Negrotti (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on June 18, 2018).

10.5*†

Indemnification Agreement effective June 15, 2018 by and between StoneMor GP LLC and Patricia D. Wellenbach (incorporated by reference to Exhibit 10.6 of Registrant’s Current Report on Form 8-K filed on June 18, 2018).

10.6*†	Indemnification Agreement effective June 15, 2018 by and between StoneMor GP LLC and Stephen J. Negrotti (incorporated by reference to Exhibit 10.7 of Registrant’s Current Report on Form 8-K filed on June 18, 2018).

10.7*†

Employment Agreement dated June  29, 2018 by and between StoneMor GP LLC and Joseph M. Redling (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 3, 2018).

10.8*†

Employment Agreement by and between Dina S. Kelly and StoneMor GP LLC, dated May 10, 2018 (incorporated by reference to Exhibit 10.74 of Registrant’s Current Report on Form 10-K filed on July 17, 2018).

10.9*†

Separation Agreement and General Release by and between Dina S. Kelly and StoneMor GP LLC, dated June 1, 2018 (incorporated by reference to Exhibit 10.75 of Registrant’s Current Report on Form 10-K filed on July 17, 2018).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Joseph M. Redling, President and Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Mark L. Miller, Chief Financial Officer and Senior Vice President.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Joseph M. Redling, President and Chief Executive Officer (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Mark L. Miller, Chief Financial Officer and Senior Vice President (furnished herewith).

99.1*	Amendment No. 3, dated as of March 19, 2018, to the Second Amended and Restated Limited Liability Company Agreement of StoneMor GP Holdings, LLC (incorporated by reference to Exhibit 99.4 of Registrant’s Annual Report on Form 10-K filed on July 17, 2018).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2018, and December 31, 2017; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017; (iii) Unaudited Condensed Consolidated Statement of Partners’ Capital (Deficit); (iv) Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018 and 2017; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

*	Incorporated by reference, as indicated
†	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

Date: February 12, 2019	By:	/s/ Joseph M. Redling
Joseph M. Redling
President and Chief Executive Officer (Principal Executive Officer)

Date: February 12, 2019	By:	/s/ Mark L. Miller
Mark L. Miller
Chief Financial Officer and Senior Vice President (Principal Financial Officer)