Form 10-Q
period 2018-09-30
STONEMOR PARTNERS LP
filed 2019-02-15
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File Number: 001-32270

STONEMOR PARTNERS L.P.

(Exact name of registrant as specified in its charter)

Delaware	80-0103159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 Horizon Boulevard Trevose, Pennsylvania (Address of principal executive offices)	19053 (Zip Code)

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

The number of the registrant’s outstanding common units at February 14, 2019 was 37,958,645.

FORM 10-Q OF STONEMOR PARTNERS L.P.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STONEMOR PARTNERS L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$8,043	$6,821
Accounts receivable, net of allowance	64,150	79,116
Prepaid expenses	9,218	4,580
Assets held for sale	1,083	1,016
Other current assets	19,145	21,453

Total current assets	101,639	112,986
Long-term accounts receivable, net of allowance	89,765	105,935
Cemetery property	333,724	333,404
Property and equipment, net of accumulated depreciation	113,674	114,090
Merchandise trusts, restricted, at fair value	520,027	515,456
Perpetual care trusts, restricted, at fair value	345,022	339,928
Deferred selling and obtaining costs	112,621	126,398
Deferred tax assets	95	84
Goodwill	24,862	24,862
Intangible assets, net	61,905	63,244
Other assets	24,549	19,695

Total assets	$1,727,883	$1,756,082

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable and accrued liabilities	$56,472	$43,023
Accrued interest	5,331	1,781
Current portion, long-term debt	1,184	1,002

Total current liabilities	62,987	45,806
Long-term debt, net of deferred financing costs	314,103	317,693
Deferred revenues, net	943,805	912,626
Deferred tax liabilities	6,730	9,638
Perpetual care trust corpus	345,022	339,928
Other long-term liabilities	41,776	38,695

Total liabilities	1,714,423	1,664,386

Commitments and contingencies
Partners’ capital (deficit):
General partner interest	(3,794)	(2,959)
Common limited partners’ interest	17,254	94,655

Total partners’ capital	13,460	91,696

Total liabilities and partners’ capital	$1,727,883	$1,756,082

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Cemetery:
Interments	$17,716	$17,841	$58,130	$55,460
Merchandise	18,023	20,051	51,766	57,182
Services	16,419	17,729	50,647	52,861
Investment and other	9,247	13,922	30,785	40,313
Funeral home:
Merchandise	5,581	6,591	19,532	21,176
Services	6,199	7,900	21,841	25,940

Total revenues	73,185	84,034	232,701	252,932

Costs and Expenses:
Cost of goods sold	12,866	11,910	39,387	37,472
Cemetery expense	19,407	19,984	57,828	56,805
Selling expense	14,251	17,082	47,673	49,164
General and administrative expense	10,916	9,752	32,037	29,462
Corporate overhead	12,876	11,887	39,868	39,058
Depreciation and amortization	2,737	3,186	8,853	10,032
Funeral home expenses:
Merchandise	1,341	1,793	4,927	5,176
Services	5,493	5,442	16,593	16,595
Other	3,314	5,346	12,315	15,678

Total costs and expenses	83,201	86,382	259,481	259,442

Other (losses) gains, net	702	338	(4,503)	(733)
Interest expense	(7,638)	(6,944)	(22,858)	(20,391)

Loss before income taxes	(16,952)	(8,954)	(54,141)	(27,634)
Income tax benefit (expense)	(273)	(622)	1,976	(2,085)

Net loss	$(17,225)	$(9,576)	$(52,165)	$(29,719)

General partner’s interest	$(179)	$(99)	$(543)	$(309)
Limited partners’ interest	$(17,046)	$(9,477)	$(51,622)	$(29,410)
Net loss per limited partner unit (basic and diluted)	$(0.45)	$(0.25)	$(1.36)	$(0.78)
Weighted average number of limited partners’ units outstanding (basic and diluted)	37,959	37,958	37,959	37,945

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (UNAUDITED)

(dollars in thousands)

	Partners’ Capital
	Outstanding Common Units	Common Limited Partners	General Partner	Total
December 31, 2017	37,957,936	$94,655	$(2,959)	$91,696
Cumulative effect of accounting change		(27,805)	(292)	(28,097)
Common unit awards under incentive plans	709	2,026	—	2,026
Net loss	—	(51,622)	(543)	(52,165)

September 30, 2018	37,958,645	$17,254	$(3,794)	$13,460

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(52,165)	$(29,719)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	5,850	7,823
Depreciation and amortization	8,853	10,032
Provision for bad debt	3,776	5,123
Non-cash compensation expense	2,026	656
Non-cash interest expense	4,576	3,318
Non-cash impairment charge and other losses	4,503	517
Changes in assets and liabilities:
Accounts receivable, net of allowance	5,574	(8,576)
Merchandise trust fund	(6,917)	44,251
Other assets	(2,047)	(5,053)
Deferred selling and obtaining costs	(4,780)	(7,246)
Deferred revenues, net	40,361	(12,119)
Deferred taxes, net	(2,545)	1,425
Payables and other liabilities	12,346	14,269

Net cash provided by operating activities	19,411	24,701

Cash Flows From Investing Activities:
Cash paid for capital expenditures	(10,164)	(7,960)
Cash paid for acquisitions	(1,667)	—
Proceeds from divestitures	—	701
Proceeds from asset sales	954	401

Net cash used in investing activities	(10,877)	(6,858)

Cash Flows From Financing Activities:
Cash distributions	—	(24,545)
Proceeds from borrowings	23,880	78,792
Repayments of debt	(27,924)	(74,627)
Cost of financing activities	(3,268)	(1,573)

Net cash provided by (used in) financing activities	(7,312)	(21,953)

Net increase (decrease) in cash and cash equivalents	1,222	(4,110)
Cash and cash equivalents - Beginning of period	6,821	12,570

Cash and cash equivalents - End of period	$8,043	$8,460

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,809	$13,653
Cash paid during the period for income taxes	$1,517	$2,884
Non-cash investing and financing activities:
Acquisition of assets by financing	$1,620	$2,285
Classification of assets as held for sale	$543	$1,169

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

1. GENERAL

Nature of Operations

StoneMor Partners L.P. (the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. As of September 30, 2018, the Partnership operated 322 cemeteries in 27 states and Puerto Rico, of which 291 were owned and 31 were operated under lease, management or operating agreements. The Partnership also owned and operated 90 funeral homes, including 44 located on the grounds of cemetery properties that the Partnership owns, in 17 states and Puerto Rico.

Basis of Presentation

The accompanying condensed consolidated financial statements, which are unaudited except for the balance sheet at December 31, 2017, which has been derived from audited financial statements, have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States (“GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and nine months ended September 30, 2018 may not necessarily be indicative of the results of operations for the full year ended December 31, 2018.

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

Reclassifications and Adjustments to Prior Period Financial Statements

Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation, in the consolidated results of operations, primarily to present interment rights separately from merchandise revenues and to reclassify items that were previously recorded in Merchandise Revenues that represented the installation of certain merchandise items which are now presented in Services. There was no effect on the previously reported consolidated results of operations, consolidated financial position or cash flows, except as described below under “Recently Issued Accounting Standard Updates - Adopted in the Current Period.”

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

While the Partnership relies heavily on its cash flows from operating activities and borrowings under its credit facility to execute its operational strategy and meet its financial commitments and other short-term financial needs, the Partnership cannot be certain that sufficient capital will be generated through operations or available to the Partnership to the extent required and on acceptable terms. Moreover, although the Partnership’s cash flows from operating activities have been positive, the Partnership has experienced negative financial trends which, when considered in the aggregate, raise substantial doubt about the Partnership’s ability to continue as a going concern. These negative financial trends include:

•

net losses from operations due to an increased competitive environment, an increase in professional fees and compliance costs and an increase in consulting fees associated with the Partnership’s adoption of the Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers incurred in the year ended December 31, 2017 and the three and nine months ended September 30, 2018;

•

a decline in billings coupled with the increase in professional, compliance and consulting expenses, tightened the Partnership’s liquidity position and increased reliance on long-term financial obligations, which in turn limited the Partnership’s ability to pay distributions;

•

the Partnership’s failure to comply with certain debt covenants required by the Partnership’s credit facility due to the Partnership’s inability to complete a timely filing of our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, as well as exceeding of the maximum consolidated leverage ratio financial covenant for the quarters ended December 31, 2017 and March 31, 2018, exceeding the maximum consolidated secured net leverage ratio financial covenant for the periods ended June 30, 2018, September 30, 2018 and December 31, 2018 and not being able to achieve the minimum consolidated fixed charge coverage ratio for the periods ended June 30, 2018, September 30, 2018 and December 31, 2018. As further disclosed in the credit facility subsection in Note 9, these failures constituted defaults that the Partnership’s lenders agreed to waive.

During 2017 and to date in 2018, the Partnership has implemented (and will continue to implement) various actions to improve profitability and cash flows to fund operations. A summary of these actions is as follows:

•

continue to manage recurring operating expenses and seek to limit non-recurring operating expenses over the next twelve-month period, which includes the January 2019 Restructuring actions as further discussed in Note 17 Subsequent Events;

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

As of September 30, 2018, with the exception of the items noted in the section captioned “Recently Issued Accounting Standard Updates - Adopted in the Current Period” below, there have been no significant changes to the Partnership’s accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017.

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

Funeral Home Operations

Our Funeral Home Operations segment principally generates revenue from (1) sales of funeral home merchandise which includes caskets and other funeral related items (“Merchandise”) and (2) service revenues, including services such as family consultation, the removal of and preparation of remains and the use of funeral home facilities for visitation and prayer services (“Services”). Our funeral home operations also include revenues related to the sale of term and whole life insurance on an agency basis, in which we earn a commission from the sales of these policies. Insurance commission revenue is reported within service revenues. Products and services may be sold separately or in packages. For packages, the Partnership accounts for individual products and services separately as they are distinct (i.e. the product or service is separately identifiable from other items in the package and the customer can benefit from it on its own or with other resources that are readily available to the customer). The consideration (including any discounts) is allocated among separate products and services based on their relative stand-alone selling prices. The relative stand-alone selling price is determined by management’s best estimate of the stand-alone price based upon the list price at each location. Funeral Home Operations primarily generate revenues from at-need sales.

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

Deferred Selling and Obtaining Costs

The Partnership defers certain costs that are incremental to obtaining pre-need cemetery and funeral contracts. The Partnership calculates the deferred selling costs asset by dividing total incremental expenses by total deferrable revenues and multiplying such percentage by the periodic change in gross deferred revenues. Such costs are recognized when the associated performance obligation is fulfilled based upon the net change in deferred revenues. All other selling costs are expensed as incurred. Additionally, the Partnership has elected the practical expedient of not recognizing incremental costs to obtain as incurred when the amortization period otherwise would have been one year or less.

As of September 30, 2018, we had $112.6 million in deferred incremental direct selling costs included in Deferred charges and other assets. These deferred costs are classified as long-term on our Condensed Consolidated Balance Sheet because the Partnership does not control the timing of the delivery of the merchandise or performance of the services as they are generally provided at the time of need. During the three and nine months ended September 30, the Partnership recognized $0.6 million and $4.8 million, respectively from deferred incremental direct selling costs.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act made broad and complex changes to the U.S. tax code by, among other things, reducing the federal corporate income tax rate, creating a new limitation on deductible interest expense, creating bonus depreciation that will allow for full expensing on qualified property, changing the lives of post-2017 net operating loss carryovers and imposing limitations on deductibility of certain executive compensation. The primary driver of the change in the income tax provision for the three and nine months ended September 30, 2018 related to the reduction of tax rates and the benefit related to 2018 net operating loss carryovers which have an unlimited carry forward life and can be used to offset long life deferred tax liabilities.

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

The following is a reconciliation of net loss allocated to the common limited partners for purposes of calculating net loss attributable to common limited partners per unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(17,225)	$(9,576)	$(52,165)	$(29,719)
Less: Incentive distribution right (“IDR”) payments to general partner	—	—	—	—

Net loss to allocate to general and common limited partners	(17,225)	(9,576)	(52,165)	(29,719)
General partner’s interest excluding IDRs	(179)	(99)	(543)	(309)

Net loss attributable to common limited partners	$(17,046)	$(9,477)	$(51,622)	$(29,410)

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

The following table sets forth the Partnership’s weighted average number of common limited partner units used to compute basic net loss attributable to common limited partners per unit with those used to compute diluted net loss attributable to common limited partners per unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average number of common limited partner units - basic and diluted (1)	37,959	37,958	37,959	37,945

(1)

The diluted weighted average number of limited partners’ units outstanding presented on the condensed consolidated statement of operations does not include 560,839 units and 334,942 units for the three months ended September 30, 2018 and 2017, respectively, and 560,839 units and 328,460 units for the nine months ended September 30, 2018 and 2017, respectively, as their effects would be anti-dilutive.

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

In accordance with FASB ASC 606 under the modified retrospective approach, the Partnership is required to disclose the impact of the new revenue standard by comparing the results of the current reporting period under FASB ASC 605. The impact of adopting ASC 606 on the Partnership’s condensed consolidated statement of operations for the three and nine months ended September 30, 2018 is as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
Statement of Operations	As Reported Under FASB ASC 606	Balances if Reported Under FASB ASC 605	Impact of Adoption	As Reported Under FASB ASC 606	Balances if Reported Under FASB ASC 605	Impact of Adoption
Revenues:
Cemetery:
Interments	$17,716	$17,732	$(16)	$58,130	$53,411	$4,719
Merchandise	18,023	17,920	103	51,766	50,156	1,610
Services	16,419	16,255	164	50,647	49,061	1,586
Investment and other	9,247	11,988	(2,741)	30,785	39,623	(8,838)
Funeral home:
Merchandise	5,581	5,621	(40)	19,532	19,464	68
Services	6,199	6,389	(190)	21,841	22,255	(414)

Total revenues	73,185	75,905	(2,720)	232,701	233,970	(1,269)

Costs and Expenses:
Cost of goods sold	$12,866	$13,407	$(541)	$39,387	$40,366	$(979)
Cemetery expenses	19,407	19,407	—	57,828	57,828	—
Selling expense	14,251	14,483	(232)	47,673	45,586	2,087
General and administrative expense	10,916	10,918	(2)	32,037	32,039	(2)
Corporate overhead	12,876	12,873	3	39,868	39,865	3
Depreciation and amortization	2,737	2,737	—	8,853	8,853	—
Funeral home expenses:
Merchandise	1,341	1,341	—	4,927	4,927	—
Services	5,493	5,504	(11)	16,593	16,628	(35)
Other	3,314	3,314	—	12,315	12,315	—

Total costs and expenses	83,201	83,984	(783)	259,481	258,407	1,074

Other losses	702	702	—	(4,503)	(4,503)	—
Interest expense	(7,638)	(7,638)	—	(22,858)	(22,858)	—

Loss before income taxes	(16,952)	(15,015)	(1,937)	(54,141)	(51,798)	(2,343)
Income tax benefit (expense)	(273)	(273)	—	1,976	1,899	77

Net loss	$(17,225)	$(15,288)	$(1,937)	$(52,165)	$(49,899)	$(2,266)

The impact of the adoption on the September 30, 2018 balance sheet was not material. The cumulative impact of the adoption on the statement of cash flows only impacted certain line items in cash flows from operating activities. Total net cash provided by operating activities did not change as a result of the adoption. The increase net loss of $(1.9) million and $(2.3) million, for the three and nine months ended September 30, 2018, respectively, was offset by changes in costs of lots sold, provision for bad debt, and changes in the balances of accounts receivable, deferred selling and obtaining cost, deferred revenues and deferred taxes, net.

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

In the first quarter of 2018, the FASB issued Update No. 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2018-03”). The amendments clarify certain aspects of the guidance in Update 2016-01. The adoption of ASU 2018-03 on January 1, 2018 did not have a material impact on the Partnership’s financial position, results of operations and related disclosures.

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

2. ACQUISITIONS

On January 19, 2018, the Partnership acquired six cemetery properties in Wisconsin and their related assets, net of certain assumed liabilities, for cash consideration of $2.5 million, of which $0.8 million was paid at closing. These properties had been managed by the Partnership since August 2016. The Partnership has accounted for the purchase of these properties, which were not material individually or in the aggregate, under the acquisition method of accounting.

3. IMPAIRMENT & OTHER LOSSES

Merchandise is sold to both at-need and pre-need customers. Merchandise allocated to service pre-need contractual obligations is recorded at cost and managed and stored by the Partnership until the Partnership services the underlying customer contract.

Merchandise stored at certain locations may exposed to changes in weather conditions. Primarily due to weather related deterioration over a number of years, the Partnership recorded inventory impairment charges of approximately $1.9 million for the first quarter of 2018. This impairment loss related to damaged and excess inventory and is included in cost of goods sold for the nine months ended September 30, 2018 in the accompanying consolidated statements of operations as this merchandise was utilized to fulfill the Partnership’s contractual obligations to at-need and pre-need customers.

Due to enhanced inventory control procedures implemented in late 2018, the Partnership determined that certain merchandise inventory allocated to pre-need customers had been damaged due to weather related deterioration occurring over a number of years or had otherwise been deemed impractical for use by management as a result of past operating practices relating to inventory. During the first quarter of 2018, the Partnership recorded an estimated impairment loss of approximately $5.0 million related to this damaged and unusable merchandise. The impairment loss is included in other losses in the accompanying consolidated statement of operations for the nine months ended September 30, 2018. While the Partnership is still in the process of evaluating the complete magnitude of the impairment loss related to allocated merchandise inventory, the loss recorded represents management’s best estimate. This impairment was based on estimates and assumptions that have been deemed reasonable by management and included percentages of merchandise deemed unusable. Management’s assessment process relied on estimates and assumptions that are inherently uncertain, and unanticipated events or circumstances may occur that might cause the Partnership to change those estimates and assumptions. The Partnership continues to evaluate the remaining $5.0 million of merchandise inventory allocated to pre-need customers included in other assets as of September 30, 2018. It is possible that as a result of changes in estimates or assumptions and the continued evaluation there could be further impairment. As this impairment likely originated in prior periods, the Company assessed the materiality of this correction to prior periods financial statements in accordance with SEC Staff Accounting Bulletin No. (SAB) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, and concluded that the corrections were not material to prior periods or the current period, either individually or in the aggregate, and therefore, amendments of previously filed reports were not required.

4. ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consisted of the following at the dates indicated (in thousands):

	September 30, 2018	December 31, 2017
Customer receivables (1)	$177,614	$225,380
Unearned finance income (1)	(18,213)	(20,534)
Allowance for bad debt (1)	(5,486)	(19,795)

Accounts receivable, net of allowance	153,915	185,051
Less: Current portion, net of allowance	64,150	79,116

Long-term portion, net of allowance	$89,765	$105,935

Activity in the allowance for bad debt was as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Balance, beginning of period (1)	$19,795	$26,153
Cumulative effect of accounting changes	(12,876)	—
Provision for bad debt (1)	3,776	5,123
Charge offs, net (1)	(5,209)	(6,057)

Balance, end of period	$5,486	$25,219

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

5. CEMETERY PROPERTY

Cemetery property consisted of the following at the dates indicated (in thousands):

	September 30, 2018	December 31, 2017 (1)
Cemetery land	$258,197	$256,856
Mausoleum crypts and lawn crypts	75,527	76,548

Cemetery property	$333,724	$333,404

(1)	The information at December 31, 2017 has not been adjusted for the impact of the Partnership’s adoption of ASC 606 on January 1, 2018.

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated (in thousands):

	September 30, 2018	December 31, 2017
Buildings and improvements	$129,589	$125,337
Furniture and equipment	58,573	57,514
Funeral home land	14,185	14,185

Property and equipment, gross	202,347	197,036
Less: Accumulated depreciation	(88,673)	(82,946)

Property and equipment, net of accumulated depreciation	$113,674	$114,090

Depreciation expense was $2.3 million and $2.6 million for the three months ended September 30, 2018 and 2017, respectively, and $7.5 million and $8.3 million for the nine months ended September 30, 2018 and 2017, respectively.

7. MERCHANDISE TRUSTS

At September 30, 2018 and December 31, 2017, the Partnership’s merchandise trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds.

All of these investments are carried at fair value. All of the investments subject to the fair value hierarchy are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 13. There were no Level 3 assets.

As discussed in Note 1, when we receive payments from the customer, we deposit the amount required by law into the merchandise trusts that may be subject to cancellation on demand by our customer. The Partnership’s merchandise trusts related to states in which customers may cancel contracts with us comprise 53.2% of the total merchandise trust as of September 30, 2018.

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

The Partnership included $9.1 million of investments held in trust by the West Virginia Funeral Directors Association at September 30, 2018 and December 31, 2017 in its merchandise trust assets. As required by law, the Partnership deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recognized at their account value, which approximates fair value.

A reconciliation of the Partnership’s merchandise trust activities for the nine months ended September 30, 2018 and 2017 is presented below (in thousands):

	Nine Months Ended September 30,
	2018	2017
Balance, beginning of period	$515,456	$507,079
Contributions	49,762	44,497
Distributions	(53,321)	(65,723)
Interest and dividends	20,486	18,252
Capital gain distributions	405	927
Realized gains and losses	(258)	14,192
Other than temporary impairment	(11,977)	—
Taxes	(337)	(1,306)
Fees	(3,049)	(1,855)
Unrealized change in fair value	2,860	(3,882)

Balance, end of period	$520,027	$512,181

During the nine months ended September 30, 2018 and 2017, purchases of investments were approximately $78.3 million and $298.7 million, respectively, while sales, maturities and paydowns of investments were $66.6 million and $297.2 million, respectively. Cash flows from pre-need customer contracts are presented as operating cash flows in the Partnerships condensed consolidated statement of cash flows.

The cost and market value associated with the assets held in the merchandise trusts as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

September 30, 2018	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$10,573	$—	$—	$10,573
Fixed maturities:
U.S. governmental securities	2	398	—	(156)	242
Corporate debt securities	2	1,396	48	(351)	1,093

Total fixed maturities		1,794	48	(507)	1,335

Mutual funds - debt securities	1	206,264	70	(5,295)	201,039
Mutual funds - equity securities	1	56,956	2,579	—	59,535
Other investment funds (1)		202,951	2,160	(1,239)	203,872
Equity securities	1	22,307	3,982	(220)	26,069
Other invested assets	2	8,455	9	(4)	8,460

Total investments		$509,300	$8,848	$(7,265)	$510,883

West Virginia Trust Receivable		9,144			9,144

Total		$518,444	$8,848	$(7,265)	$520,027

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have redemption periods ranging from 1 to 30 days, and private credit funds, which have lockup periods of two to seven years with three potential one-year extensions at the discretion of the funds’ general partners. As of September 30, 2018, there were $81.2 million in unfunded commitments to the private credit funds, which are callable at any time and would be funded by assets of the trusts.

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

The contractual maturities of debt securities as of September 30, 2018 were as follows (in thousands):

	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$136	$106	$—
Corporate debt securities	15	1,005	57	16

Total fixed maturities	$15	$1,141	$163	$16

The Partnership evaluates declines in fair value below cost for each asset held in the merchandise trusts on a quarterly basis.

An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the merchandise trusts as of September 30, 2018 and December 31, 2017 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
September 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$240	$156	$240	$156
Corporate debt securities	112	5	561	346	673	351

Total fixed maturities	112	5	801	502	913	507

Mutual funds - debt securities	144,400	4,819	873	476	145,273	5,295
Mutual funds - equity securities	—	—	—	—	—	—
Other investment funds	87,897	1,239	—	—	87,897	1,239
Equity securities	1,710	55	852	165	2,562	220
Other invested assets	—	4	—	—	—	4

Total	$234,119	$6,122	$2,526	$1,143	$236,645	$7,265

	Less than 12 months		12 months or more		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$112	$65	$112	$65
Corporate debt securities	150	50	361	192	511	242

Total fixed maturities	150	50	473	257	623	307

Mutual funds - debt securities	102,526	912	1,462	299	103,988	1,211
Mutual funds - equity securities	51,196	6,292	—	—	51,196	6,292
Other investment funds	48,140	401	—	—	48,140	401
Equity securities	2,906	255	390	22	3,296	277

Total	$204,918	$7,910	$2,325	$578	$207,243	$8,488

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

Other-Than-Temporary Impairment of Trust Assets

The Partnership assesses its merchandise trust assets for other-than-temporary declines in fair value on a quarterly basis. During the three months ended September 30, 2018, the Partnership determined, based on its review, that there were 37 securities with an aggregate cost basis of approximately $62.1 million and an aggregate fair value of approximately $61.3 million, resulting in an impairment of $0.8 million, with such impairment considered to be other-than-temporary due to credit indicators. During the nine months ended September 30, 2018, the Partnership determined, based on its review, that there were 122 securities with an aggregate cost basis of approximately $227.9 million and an aggregate fair value of approximately $215.9 million, resulting in an impairment of $12.0 million, with such impairment considered to be other-than-temporary due to credit indicators. Accordingly, the Partnership adjusted the cost basis of these assets to their current value and offset this change against deferred merchandise trust revenue. During the three and nine months ended September 30, 2017, the Partnership determined that there were no other than temporary impairments to the investment portfolio in the merchandise trusts.

8. PERPETUAL CARE TRUSTS

At September 30, 2018 and December 31, 2017, the Partnership’s perpetual care trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds.

All of these investments are carried at fair value. All of the investments subject to the fair value hierarchy are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 13. There were no Level 3 assets. The perpetual care trusts are VIEs of which the Partnership is deemed the primary beneficiary.

A reconciliation of the Partnership’s perpetual care trust activities for the nine months ended September 30, 2018 and 2017 is presented below (in thousands):

	Nine Months Ended September 30,
	2018	2017
Balance, beginning of period	$339,928	$333,780
Contributions	10,795	7,156
Distributions	(13,790)	(13,449)
Interest and dividends	17,416	12,935
Capital gain distributions	612	403
Realized gains and losses	353	1,371
Other than temporary impairment	(7,449)	—
Taxes	(292)	(420)
Fees	(4,087)	(1,095)
Unrealized change in fair value	1,536	(2,070)

Balance, end of period	$345,022	$338,611

During the nine months ended September 30, 2018 and 2017, purchases of investments were $56.4 million and $82.8 million, respectively, while sales, maturities and paydowns of investments were $49.4 million and $68.7 million, respectively. Cash flows from perpetual care trust related contracts are presented as operating cash flows in our condensed consolidated statement of cash flows.

The cost and market value associated with the assets held in the perpetual care trusts as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

September 30, 2018	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$10,452	$—	$—	$10,452
Fixed maturities:
U.S. governmental securities	2	962	3	(133)	832
Corporate debt securities	2	5,029	97	(327)	4,799

Total fixed maturities		5,991	100	(460)	5,631

Mutual funds - debt securities	1	122,939	137	(1,476)	121,600
Mutual funds - equity securities	1	22,836	1,605	(105)	24,336
Other investment funds (1)		156,247	5,455	(2,830)	158,872
Equity securities	1	21,657	2,613	(169)	24,101
Other invested assets	2	26	4	—	30

Total investments		$340,148	$9,914	$(5,040)	$345,022

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from two to eight years with three potential one-year extensions at the discretion of the funds’ general partners. As of September 30, 2018, there were $105.1 million in unfunded commitments to the private credit funds, which are callable at any time and would be funded by assets of the trusts.

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

The contractual maturities of debt securities as of September 30, 2018 were as follows (in thousands):

	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$412	$387	$33
Corporate debt securities	392	4,032	284	91

Total fixed maturities	$392	$4,444	$671	$124

Temporary Declines in Fair Value

The Partnership evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.

An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the perpetual care trusts as of September 30, 2018 and December 31, 2017 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
September 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$2	$—	$779	$133	$781	$133
Corporate debt securities	464	11	2,901	316	3,365	327

Total fixed maturities	466	11	3,680	449	4,146	460

Mutual funds - debt securities	67,840	1,255	3,006	221	70,846	1,476
Mutual funds - equity securities	1,438	105	—	—	1,438	105
Other investment funds	45,598	2,830	—	—	45,598	2,830
Equity securities	3,519	124	548	45	4,067	169

Total	$118,861	$4,325	$7,234	$715	$126,095	$5,040

	Less than 12 months		12 months or more		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$399	$46	$399	$46
Corporate debt securities	994	20	2,271	171	3,265	191

Total fixed maturities	994	20	2,670	217	3,664	237

Mutual funds - debt securities	37,090	289	12,793	423	49,883	712
Mutual funds - equity securities	16,668	1,754	36	17	16,704	1,771
Other investment funds	42,606	533	—	—	42,606	533
Equity securities	9,516	1,510	112	60	9,628	1,570

Total	$106,874	$4,106	$15,611	$717	$122,485	$4,823

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

Other-Than-Temporary Impairment of Trust Assets

The Partnership assesses its perpetual care trust assets for other-than-temporary declines in fair value on a quarterly basis. During the three months ended September 30, 2018, the Partnership determined that there were 49 securities with an aggregate cost basis of approximately $40.0 million and an aggregate fair value of approximately $39.4 million, resulting in an impairment of $0.6 million, with such impairment considered to be other-than-temporary. During the nine months ended September 30, 2018, the Partnership determined that there were 116 securities with an aggregate cost basis of approximately $158.0 million and an aggregate fair value of approximately $150.6 million, resulting in an impairment of $7.4 million, with such impairment considered to be other-than-temporary. Accordingly, the Partnership adjusted the cost basis of these assets to their current value and offset this change against the liability for perpetual care trust corpus. During the three and nine months ended September 30, 2017, the Partnership determined that there were no other-than-temporary impairments to the investment portfolio in the perpetual care trusts.

9. LONG-TERM DEBT

Total debt consisted of the following at the dates indicated (in thousands):

	September 30, 2018	December 31, 2017
Credit facility	$150,034	$153,423
7.875% Senior Notes, due June 2021	173,480	173,098
Notes payable - acquisition debt	146	304
Notes payable - acquisition non-competes	391	378
Insurance and vehicle financing	1,150	1,280
Less deferred financing costs, net of accumulated amortization	(9,914)	(9,788)

Total debt	315,287	318,695
Less current maturities	(1,184)	(1,002)

Total long-term debt	$314,103	$317,693

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

Prior to the 2018 Amendments, the Original Amended Agreement provided for up to $200.0 million initial aggregate amount of Revolving Commitments, which could have been increased, from time to time, in minimum increments of $5.0 million so long as the aggregate amount of such increases does not exceed $100.0 million. Prior to the Eighth Amendment, the Operating Company could also request the issuance of Letters of Credit for up to $15.0 million in the aggregate, of which there were $9.4 million outstanding at September 30, 2018 and $7.5 million outstanding at December 31, 2017. Prior to the Eighth Amendment, the Maturity Date under the Original Amended Agreement was the earlier of (i) August 4, 2021 and (ii) the date that is six months prior to the earliest scheduled maturity date of any outstanding Permitted Unsecured Indebtedness (at present, such date is December 1, 2020, which is six months prior to the June 1, 2021 maturity date of outstanding 7.875% senior notes).

As of September 30, 2018, the outstanding amount of borrowings under the Original Amended Agreement was $150.0 million, which was used to pay down outstanding obligations under the Partnership’s prior credit agreement, to pay fees, costs and expenses related to the New Agreements and to fund working capital needs. Prior to the Eighth Amendment, proceeds of the Loans under the Original Amended Agreement could be used to finance the working capital needs and for other general corporate purposes of the Borrowers and Guarantors, including acquisitions and distributions permitted under the Original Amended Agreement.

Each Borrowing under the Original Amended Agreement is comprised of Base Rate Loans or Eurodollar Loans. The Loans comprising each Base Rate Borrowing (including each Swingline Loan) bear interest at the Base Rate plus the Applicable Rate, and the Loans comprising each Eurodollar Borrowing bear interest at the Eurodollar Rate plus the Applicable Rate.

Prior to the 2018 Amendments and the Eighth Amendment, the Applicable Rate was determined based on the Consolidated Leverage Ratio of the Partnership and its Subsidiaries and ranged from 1.75% to 3.75% for Eurodollar Rate Loans, 0.75% to 2.75% for Base Rate Loans and between 0.30% and 0.50% for unused commitment fee. As of September 30, 2018, the Applicable Rate for Eurodollar Rate Loans was 4.25% and for Base Rate Loans was 3.25%. Prior to the Eighth Amendment, the Original Amended Agreement also required the Borrowers to pay a quarterly unused commitment fee, which accrued at the Applicable Rate on the amount by which the commitments under the Original Amended Agreement exceeded the usage of such commitments, and which is included within interest expense on the Partnership’s condensed consolidated statements of operations. On September 30, 2018, the weighted average interest rate on outstanding borrowings under the Original Amended Agreement was 6.7%.

Prior to the 2018 Amendments and the Eighth Amendment, the Original Amended Agreement contained financial covenants, pursuant to which the Partnership will not permit:

•

the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, or the Consolidated Leverage Ratio, as of the last day of any fiscal quarter, commencing on September 30, 2016, determined for the period of four consecutive fiscal quarters ending on such date (the “Measurement Period”), to be greater than 4.25 to 1.00 for periods ended September 30, 2018 through December 31, 2018, and 4:00 to 1:00 for periods thereafter, which could be increased after January 1, 2019 to 4:25 to 1:00 (in case of a Designated Acquisition made subsequent to the last day of the immediately preceding fiscal quarter) as of the last day of the fiscal quarter in which such Designated Acquisition occurs and as of the last day of the immediately succeeding fiscal quarter;

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

The Senior Notes are jointly and severally guaranteed by certain of the Partnership’s subsidiaries. The Indenture governing the Senior Notes contains covenants, including limitations of the Partnership’s ability to incur certain additional indebtedness and liens, make certain dividends, distributions, redemptions or investments, enter into certain transactions with affiliates, make certain asset sales, and engage in certain mergers, consolidations or sales of all or substantially all of the Partnership’s assets, among other items. As of September 30, 2018, the Partnership was in compliance with these covenants.

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

Deferred revenues and related costs consisted of the following at the dates indicated (in thousands):

	September 30, 2018	December 31, 2017
Deferred contract revenues (1)	$835,833	$808,549
Deferred merchandise trust investment income	106,389	105,354
Deferred merchandise trust unrealized gains (losses)	1,583	(1,277)

Deferred revenues	$943,805	$912,626

(1)	Upon the adoption of ASC 606, the Partnership eliminated the allowance for cancellation of these performance obligations.

The activity in deferred selling and obtaining costs was as follows (in thousands):

September 30, 2018
Deferred selling and obtaining costs, beginning of period	$126,398
Cumulative effect of accounting change	(18,557)
Change in deferred selling and obtaining costs	4,780

Deferred selling and obtaining costs, end of period	$112,621

For the three and nine months ended September 30, 2018, the Partnership recognized $24.6 million and $64.6 million, respectively, of the deferred revenue balance at December 31, 2017 as revenue. Also during the three and nine months ended September 30, 2018, the Partnership recognized 0.6 million and $4.8 million, respectively, from deferred incremental direct selling costs.

The components of Deferred revenues, net in the Partnership’s unaudited Condensed Consolidated Balance Sheet at September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018	December 31, 2017
Deferred revenue	967,227	912,626
Amounts due from customers for unfulfilled performance obligations on cancellable pre-need contracts (1)	(23,422)	—

Deferred revenue, net	$943,805	912,626

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

•

Anderson v. StoneMor Partners, LP, et al., No. 2:16-cv-06111 pending in the United States District Court for the Eastern District of Pennsylvania, and filed on November 21, 2016. The plaintiffs in this case (as well as Klein v. StoneMor Partners, LP, et al., No. 2:16-cv-06275, filed in the United States District Court for the Eastern District of Pennsylvania on December 2, 2016, which has been consolidated with this case) brought an action on behalf of a putative class of the holders of Partnership units and allege that the Partnership made misrepresentations to investors in violation of Section 10(b) of the Securities Exchange Act of 1934 by, among other things and in general, failing to clearly disclose the use of proceeds from debt and equity offerings by making allegedly false or misleading statements concerning (a) the Partnership’s strength or health in connection with a particular quarter’s distribution announcement, (b) the connection between operations and distributions and (c) the Partnership’s use of cash from equity offerings and its credit facility. Plaintiffs sought damages from the Partnership and certain of its officers and directors on behalf of the class of Partnership unitholders, as well as costs and attorneys’ fees. Lead plaintiffs have been appointed in this case and filed a Consolidated Amended Class Action Complaint on April 24, 2017. Defendants filed a motion to dismiss that Consolidated Amended Complaint on June 8, 2017. The motion was granted on October 31, 2017, and the court entered judgment dismissing the case on November 30, 2017. Plaintiffs filed a notice of appeal on December 29, 2017. Oral argument was held before the United States Court of Appeals for the Third Circuit on November 1, 2018. The Partnership expects the court to render a decision within 120 days of the argument, but there can be no assurance as to when the court will issue its ruling.

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

Level 1 - Unadjusted quoted market prices in active markets for identical, unrestricted assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the same contractual term of the asset or liability.

Level 3 - Unobservable inputs that the entity’s own assumptions about the assumptions market participants would use in the pricing of the asset or liability and are consequently not based on market activity but rather through particular valuation techniques.

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

The Partnership’s other financial instruments as of September 30, 2018 and December 31, 2017 consist of its Senior Notes and outstanding borrowings under its revolving credit facility (see Note 9). The estimated fair values of the Partnership’s Senior Notes as of September 30, 2018 and December 31, 2017 were $164.1 million and $173.3 million, respectively, based on trades made on those dates, compared with the carrying amounts of $173.5 million and $173.1 million, respectively. As of September 30, 2018 and December 31, 2017, the carrying values of outstanding borrowings under the Partnership’s revolving credit facility (see Note 9), which bears interest at variable interest rates with maturities of 90 days or less, approximated their estimated fair values. The Senior Notes and the credit facility are valued using Level 2 inputs.

The Partnership may be required to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP from time to time. These adjustments to fair value usually result from the application of lower of cost or fair value accounting on assets held for sale. The lower of cost or estimated fair value of assets held for sale was $1.1 million with an original net book value of $2.2 million prior to adjustments of $0.2 million for the nine months ended September 30, 2018 and $0.9 million for the year ended December 31, 2017. Assets held for sale are valued at lower of cost or estimated fair value based on broker comps and estimates at the time the assets are classified as held for sale. These assets held for sale are classified as Level 3 pursuant to the fair value measurement hierarchy.

14. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Partnership’s Senior Notes are guaranteed by StoneMor Operating LLC and its 100% owned subsidiaries, other than the co-issuer, as described below. The guarantees are full, unconditional, joint and several. The Partnership, or the “Parent”, and its 100% owned subsidiary, Cornerstone Family Services of West Virginia Subsidiary Inc., are the co-issuers of the Senior Notes. The Partnership’s unaudited condensed consolidated financial statements as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017 include the accounts of cemeteries owned by other entities but which the Partnership operates under long-term lease, operating or management agreements. For the purposes of this note, these entities are deemed non-guarantor subsidiaries, as they are not 100% owned by the Partnership. The Partnership’s unaudited condensed consolidated financial statements also contain merchandise and perpetual care trusts that are also non-guarantor subsidiaries for the purposes of this note.

The financial information presented below reflects the Partnership’s standalone accounts, the combined accounts of the subsidiary co-issuer, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the consolidating adjustments and eliminations and the Partnership’s consolidated accounts as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017. For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their respective subsidiaries are presented in accordance with the equity method of accounting (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2018	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$6,142	$1,901	$—	$8,043
Assets held for sale	—	—	1,083	—	—	1,083
Other current assets	—	3,962	72,932	15,619	—	92,513

Total current assets	—	3,962	80,157	17,520	—	101,639
Long-term accounts receivable	—	3,139	74,408	12,218	—	89,765
Cemetery and funeral home property and equipment	—	751	412,824	33,823	—	447,398
Merchandise trusts	—	—	—	520,027	—	520,027
Perpetual care trusts	—	—	—	345,022	—	345,022
Deferred selling and obtaining costs	—	5,511	88,666	18,444	—	112,621
Goodwill and intangible assets	—	—	25,872	60,895	—	86,767
Other assets	—	—	20,660	3,984	—	24,644
Investments in and amounts due from affiliates eliminated upon consolidation	81,861	19,436	566,392	—	(667,689)	—

Total assets	$81,861	$32,799	$1,268,979	$1,011,933	$(667,689)	$1,727,883

Liabilities and Partners’ Capital
Current liabilities	$—	$177	$61,437	$1,373	$—	$62,987
Long-term debt, net of deferred financing costs	68,401	105,079	140,623	—	—	314,103
Deferred revenues	—	33,273	795,945	114,587	—	943,805
Perpetual care trust corpus	—	—	—	345,022	—	345,022
Other long-term liabilities	—	—	33,265	15,241	—	48,506
Due to affiliates	—	—	173,480	574,305	(747,785)	—

Total liabilities	68,401	138,529	1,204,750	1,050,528	(747,785)	1,714,423

Partners’ capital	13,460	(105,730)	64,229	(38,595)	80,096	13,460

Total liabilities and partners’ capital	$81,861	$32,799	$1,268,979	$1,011,933	$(667,689)	$1,727,883

December 31, 2017 (1)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$4,216	$2,605	$—	$6,821
Assets held for sale			1,016			1,016
Other current assets	—	3,882	83,901	17,366	—	105,149

Total current assets	—	3,882	89,133	19,971	—	112,986
Long-term accounts receivable	—	2,179	89,275	14,481	—	105,935
Cemetery and funeral home property and equipment	—	738	411,936	34,820	—	447,494
Merchandise trusts	—	—	—	515,456	—	515,456
Perpetual care trusts	—	—	—	339,928	—	339,928
Deferred selling and obtaining costs	—	6,171	98,639	21,588	—	126,398
Goodwill and intangible assets	—	—	26,347	61,759	—	88,106
Other assets	—	—	16,995	2,784	—	19,779
Investments in and amounts due from affiliates eliminated upon consolidation	159,946	82,836	556,783	—	(799,565)	—

Total assets	$159,946	$95,806	$1,289,108	$1,010,787	$(799,565)	$1,756,082

Liabilities and Partners’ Capital
Current liabilities	$—	$72	$44,380	$1,354	$—	$45,806
Long-term debt, net of deferred financing costs	68,250	104,848	144,595	—	—	317,693
Deferred revenues	—	33,469	773,516	105,641	—	912,626
Perpetual care trust corpus	—	—	—	339,928	—	339,928
Other long-term liabilities	—	—	34,149	14,184	—	48,333
Due to affiliates	—	—	173,098	576,025	(749,123)	—

Total liabilities	68,250	138,389	1,169,738	1,037,132	(749,123)	1,664,386

Partners’ capital	91,696	(42,583)	119,370	(26,345)	(50,442)	91,696

Total liabilities and partners’ capital	$159,946	$95,806	$1,289,108	$1,010,787	$(799,565)	$1,756,082

(1)	The information at December 31, 2017 has not been adjusted for the impact of the Partnership’s adoption of ASC 606 on January 1, 2018.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2018	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$1,513	$61,254	$12,116	$(1,698)	$73,185
Total costs and expenses	—	(3,192)	(68,979)	(12,728)	1,698	(83,201)
Other income (loss)	—	—	702	—	—	702
Net loss from equity investment in subsidiaries	(15,867)	(13,280)	—	—	29,147	—
Interest expense	(1,358)	(2,087)	(3,935)	(258)	—	(7,638)

Net income (loss) from continuing operations before income taxes	(17,225)	(17,046)	(10,958)	(870)	29,147	(16,952)
Income tax benefit (expense)	—	—	(273)	—	—	(273)

Net income (loss)	$(17,225)	$(17,046)	$(11,231)	$(870)	$29,147	$(17,225)

Three Months Ended September 30, 2017 (1)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$1,842	$69,423	$14,648	$(1,879)	$84,034
Total costs and expenses	—	(2,883)	(71,234)	(14,144)	1,879	(86,382)
Other income (loss)	—	—	338	—	—	338
Net loss from equity investment in subsidiaries	(8,218)	(8,674)	—	—	16,892	—
Interest expense	(1,358)	(2,087)	(3,264)	(235)	—	(6,944)

Net income (loss) from continuing operations before income taxes	(9,576)	(11,802)	(4,737)	269	16,892	(8,954)
Income tax benefit (expense)	—	—	(622)	—	—	(622)

Net income (loss)	$(9,576)	$(11,802)	$(5,359)	$269	$16,892	$(9,576)

(1)	The information for the three months ended September 30, 2017 has not been adjusted for the impact of the Partnership’s adoption of ASC 606 on January 1, 2018.

Nine Months Ended September 30, 2018	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$4,563	$196,638	$38,390	$(6,890)	$232,701
Total costs and expenses	—	(10,278)	(214,804)	(41,289)	6,890	(259,481)
Other loss	—	—	(4,503)	—	—	(4,503)
Net loss from equity investment in subsidiaries	(48,090)	(40,382)	—	—	88,472	—
Interest expense	(4,075)	(6,261)	(11,755)	(767)	—	(22,858)

Net income (loss) from continuing operations before income taxes	(52,165)	(52,358)	(34,424)	(3,666)	88,472	(54,141)
Income tax benefit	—	—	1,976	—	—	1,976

Net income (loss)	$(52,165)	$(52,358)	$(32,448)	$(3,666)	$88,472	$(52,165)

Nine Months Ended September 30, 2017 (1)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$5,381	$209,331	$44,785	$(6,565)	$252,932
Total costs and expenses	—	(10,090)	(214,855)	(41,062)	6,565	(259,442)
Other loss	—	—	(733)	—	—	(733)
Net loss from equity investment in subsidiaries	(25,644)	(27,135)	—	—	52,779	—
Interest expense	(4,075)	(6,261)	(9,366)	(689)	—	(20,391)

Net income (loss) from continuing operations before income taxes	(29,719)	(38,105)	(15,623)	3,034	52,779	(27,634)
Income tax expense	—	—	(2,085)	—	—	(2,085)

Net income (loss)	$(29,719)	$(38,105)	$(17,708)	$3,034	$52,779	$(29,719)

(1)	The information for the nine months ended September 30, 2017 has not been adjusted for the impact of the Partnership’s adoption of ASC 606 on January 1, 2018.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2018	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$363	$29,462	$(78)	$(10,336)	$19,411
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures	—	(363)	(9,888)	(626)	—	(10,877)

Net cash used in investing activities	—	(363)	(9,888)	(626)	—	(10,877)

Cash Flows From Financing Activities:
Cash distributions	—	—	—	—	—	—
Payments to affiliates	—	—	(10,336)	—	10,336	—
Net borrowings of debt	—	—	(4,044)	—	—	(4,044)
Other financing activities	—	—	(3,268)	—	—	(3,268)

Net cash provided by (used in) financing activities	—	—	(17,648)	—	10,336	(7,312)

Net increase (decrease) in cash and cash equivalents	—	—	1,926	(704)	—	1,222
Cash and cash equivalents - Beginning of period	—	—	4,216	2,605		6,821

Cash and cash equivalents - End of period	$—	$—	$6,142	$1,901	$—	$8,043

Nine Months Ended September 30, 2017 (1)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$24,545	$57	$34,863	$117	$(34,881)	$24,701
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures	—	(57)	(6,105)	(696)	—	(6,858)

Net cash used in investing activities	—	(57)	(6,105)	(696)	—	(6,858)

Cash Flows From Financing Activities:
Cash distributions	(24,545)	—	—	—	—	(24,545)
Payments to affiliates	—	—	(34,881)	—	34,881	—
Net borrowings of debt	—	—	4,165	—	—	4,165
Proceeds from issuance of common units	—	—	—	—	—	—
Other financing activities	—	—	(1,573)	—	—	(1,573)

Net cash provided by (used in) financing activities	(24,545)	—	(32,289)	—	34,881	(21,953)

Net increase (decrease) in cash and cash equivalents	—	—	(3,531)	(579)	—	(4,110)
Cash and cash equivalents - Beginning of period	—	—	9,145	3,425	—	12,570

Cash and cash equivalents - End of period	$—	$—	$5,614	$2,846	$—	$8,460

(1)	The information for the nine months ended September 30, 2017 has not been adjusted for the impact of the Partnership’s adoption of ASC 606 on January 1, 2018.

15. SEGMENT INFORMATION

The Partnership’s operations include two reportable operating segments, Cemetery Operations and Funeral Home Operations. These operating segments reflect the way the Partnership’s Chief Operating Decision Maker manages its operations and makes business decisions. Operating segment data for and as of the periods indicated were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (1)	2018	2017 (1)
STATEMENT OF OPERATIONS DATA:
Cemetery Operations:
Revenues	$61,405	$69,543	$191,328	$205,816
Operating costs and expenses	(57,440)	(58,728)	(176,925)	(172,903)
Depreciation and amortization	(1,858)	(2,175)	(6,043)	(6,734)

Segment income	$2,107	$8,640	$8,360	$26,179

Funeral Home Operations:
Revenues	$11,780	$14,491	$41,373	$47,116
Operating costs and expenses	(10,148)	(12,581)	(33,835)	(37,449)
Depreciation and amortization	(652)	(753)	(2,066)	(2,369)

Segment income	$980	$1,157	$5,472	$7,298

Reconciliation of segment income to net loss:
Cemetery Operations	$2,107	$8,640	$8,360	$26,179
Funeral Home Operations	980	1,157	5,472	7,298

Total segment income	3,087	9,797	13,832	33,477

Corporate overhead	(12,876)	(11,887)	(39,868)	(39,058)
Corporate depreciation and amortization	(227)	(258)	(744)	(929)
Other gains (losses), net	702	338	(4,503)	(733)
Interest expense	(7,638)	(6,944)	(22,858)	(20,391)
Income tax benefit (expense)	(273)	(622)	1,976	(2,085)

Net loss	$(17,225)	$(9,576)	$(52,165)	$(29,719)

CASH FLOW DATA:
Capital expenditures:
Cemetery Operations	$2,105	$4,525	$9,378	$7,501
Funeral Home Operations	246	76	465	203
Corporate	187	48	321	256

Total capital expenditures	$2,538	$4,649	$10,164	$7,960

BALANCE SHEET DATA	September 30, 2018	December 31, 2017
Assets:
Cemetery Operations	$1,570,110	$1,594,091
Funeral Home Operations	141,350	152,934
Corporate	16,423	9,057

Total assets	$1,727,883	$1,756,082

Goodwill:
Cemetery Operations	$24,862	$24,862
Funeral Home Operations	—	—

Total goodwill	$24,862	$24,862

(1)	The results for the three and nine months ended September 30, 2017 have not been adjusted for the impact of the Partnership’s adoption of ASC 606 on January 1, 2018.

16. SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION

The tables presented below provide supplemental information to the condensed consolidated statements of cash flows regarding contract origination and maturity activity included in the pertinent captions on the Partnership’s condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Pre-need/at-need contract originations (sales on credit)	$(95,267)	$(78,419)
Cash receipts from sales on credit (post-origination)	100,841	69,843

Changes in Accounts receivable, net of allowance	$5,574	$(8,576)

Deferrals:
Cash receipts from customer deposits at origination, net of refunds	$114,132	$113,177
Withdrawals of realized income from merchandise trusts during the period	13,815	10,592
Pre-need/at-need contract originations (sales on credit)	95,267	78,419
Undistributed merchandise trust investment earnings, net	357	(32,299)
Recognition:
Merchandise trust investment income, net withdrawn as of end of period	(7,211)	(7,851)
Recognized maturities of customer contracts collected as of end of period	(137,265)	(148,630)
Recognized maturities of customer contracts uncollected as of end of period	(38,734)	(25,527)

Changes in Deferred revenues	$40,361	$(12,119)

17.	SUBSEQUENT EVENTS

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

The Seventh Amendment included covenants pursuant to which the Partnership agreed to deliver to the Administrative Agent: (a) the consolidated financial statements included in its Annual Report on Form 10-K on or before August 31, 2018, (b) the consolidated financial statements included in its Quarterly Report on Form 10-Q for the period ended March 31, 2018 (the “First Quarter 10-Q”) within 90 days after the Annual Report on Form 10-K was filed but not later than October 31, 2018, (c) the consolidated financial statements included in its Quarterly Report on Form 10-Q for the period ended June 30, 2018 (the “Second Quarter 10-Q”) within 60 days after the First Quarter 10-Q was filed (but not later than December 17, 2018) and (d) the consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2018 within 45 days after the Second Quarter 10-Q was filed (but not later than January 31, 2019). The Seventh Amendment also increased the maximum Consolidated Secured Net Leverage Ratio for the period ended June 30, 2018 from 5.75:1.00 to 6.25:1.00. In addition, the Administrative Agent and the Lenders party to the Seventh Amendment also waived existing defaults under the Original Amended Agreement, as amended by the Sixth Amendment, arising from the Partnership’s failure to timely deliver the consolidated financial statements included in its Annual Report on Form 10-K on or before June 30, 2018. The Partnership prepaid $4.0 million of the outstanding balance of its revolving loans under the Amended Credit Facility as a condition to the foregoing waivers and amendments, and also paid the lenders a fee in the aggregate amount of $0.2 million.

The Eighth Amendment added to the Amended Credit Agreement a separate last out revolving credit facility (the “Tranche B Revolving Credit Facility”) in the aggregate amount of $35.0 million to be provided by certain affiliates of Axar Capital Management as the initial lenders under the Tranche B Revolving Credit Facility (the “Tranche B Revolving Lenders”) on the following terms (as further detailed in the Eighth Amendment):

•

the aggregate amount of the Tranche B Revolving Commitments is $35.0 million; such Commitments were utilized in the amount of $15.0 million, which is reduced by a $0.7 million Original Issue Discount on the Eighth Amendment effective date. The remaining $20 million in commitments may be utilized in the amount of $5.0 million (or any integral multiple thereof) from time to time until April 30, 2019, provided that any borrowings resulting in the outstanding principal amount of the Tranche B Revolving Credit Facility being in excess of $25.0 million require, as a condition to such borrowings, that the Partnership receive a fairness opinion with respect to the Tranche B Revolving Credit Facility;

•	Tranche B Revolving Credit Facility Maturity Date is one business day after the maturity date of the original revolving credit facility (the “Tranche A Revolving Credit Facility”);

•	the interest rate applicable to the loans made under the Tranche B Revolving Credit Facility is 8.00% per annum, payable quarterly in arrears;

•

borrowings under the Tranche B Revolving Credit Facility on the effective date of the Eighth Amendment (the “Eighth Amendment Effective Date”) were subject to an original issue discount in the amount of $0.7 million; and

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

•

reduce the amount of the Letter of Credit Sublimit from $15.0 million to $9.4 million, plus the principal amount of loans under the Tranche A Revolving Credit Facility that become subject to optional prepayment after the Eighth Amendment Effective Date, and permit the issuance of letters of credit under the Tranche A Revolving Credit Facility after the Eight Amendment Effective Date;

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

•

amend the definition of “Consolidated Net Income” for purposes of calculating the Consolidated EBITDA to exclude, for the time period from January 1, 2018 to January 1, 2019, (i) any non-recurring charges for adjustments made to cost of goods sold for merchandise inventory impairment related to excess and damaged inventory of the Partnership or a subsidiary of the Partnership (and any reversal thereof) incurred during the Fiscal Year ended December 31, 2018 in an aggregate amount not to exceed $5.0 million and (ii) any non-recurring charges for the establishment of liability reserves required for future obligations of the Partnership or a Subsidiary of the Partnership to deliver allocated merchandise to customers (and any reversal thereof) incurred during the Fiscal Year ended December 2018 in an aggregate amount not to exceed $15.0 million;

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

Pursuant to the Merger Agreement, (i) any then outstanding awards of phantom units granted to a member of the GP Board under the StoneMor Partners L.P. Long-Term Incentive Plan(as amended April 19, 2010) (the “2004 Partnership Equity Plan”), (ii) any then outstanding award of Phantom Units granted to a member of the GP Board under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan (the “2014 Partnership Equity Plan”), which was also renamed the StoneMor Amended and Restated 2018 Long-Term Incentive Plan (the “Restated Plan”), (iii) any then outstanding award of Phantom Units that is not a 2004 Director Deferred Phantom Unit Award or a 2014 Director Deferred Phantom Unit Award granted under either the 2004 Partnership Equity Plan or the 2014 Partnership Equity Plan (a “Phantom Award”), (iv) any then outstanding award of restricted units (“Restricted Units”) granted under the 2014 Partnership Equity Plan, (v) any then outstanding award of unit appreciation rights (“UARs”) granted under the 2004 Partnership Equity Plan (a “UAR Award”)shall, without any required action on the part of the holder thereof, be assumed by the Company and converted into an award denominated in Company Shares.

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

Per the terms of the Merger Agreement each Party shall bear its own expenses, costs and fees (including attorneys’, auditors’ and financing fees, if any) in connection with the preparation and delivery of the Merger Agreement and compliance therewith, whether or not the transactions contemplated by the Merger Agreement are effected. The Partnership has incurred $2.1 million in legal and other expenses for the transactions contemplated by the Merger Agreement through December 31, 2018.

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

BUSINESS OVERVIEW

We are a publicly-traded Delaware master-limited partnership (“MLP”) and provider of funeral and cemetery products and services in the death care industry in the United States. As of September 30, 2018, we operated 322 cemeteries in 27 states and Puerto Rico, of which 291 were owned and 31 were operated under lease, management or operating agreements. We also owned and operated 90 funeral homes in 17 states and Puerto Rico. We are proposing to convert to a “C” Corporation, which, if approved, will be effective during 2019. See Note 17 , Part 1, Item 1. Financial Statements, “Subsequent Events” to the financial statements related to the Merger and Reorganization Agreement.

Our revenue is derived from Cemetery Operations and Funeral Home Operations. Our Cemetery Operation segment principally generates revenue from sales of interment rights, cemetery merchandise, which includes markers, bases, vaults, caskets, cremation niches and services including opening and closing (“O&C”), cremation services and fees for the installation of cemetery merchandise. Our Funeral Home Operations segment principally generates revenue from sales of funeral home merchandise, which includes caskets and other funeral related items and service revenues, including services such as family consultation, the removal of and preparation of remains and the use of funeral home facilities for visitation and prayer services. These sales occur both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Our funeral home operations also include revenues related to the sale of term and whole life insurance on an agency basis, in which we earn a commission from the sales of these policies.

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

Cemetery Operations

Overview

We are currently the second largest owner and operator of cemeteries in the United States. At September 30, 2018, we operated 322 cemeteries in 27 states and Puerto Rico, of which 291 were owned and 31 were operated under lease, operating or management agreements. Revenues from Cemetery Operations accounted for approximately 84% and 82.2% of our total revenues during the three and nine months ended September 30, 2018, respectively.

Operating Results

The following table presents operating results for our Cemetery Operations for the respective reporting periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	As reported under FASB ASC 606	As reported under FASB ASC 605	As reported under FASB ASC 606	As reported under FASB ASC 605
Interments	$17,716	$17,841	$58,130	$55,460
Merchandise	18,023	20,051	51,766	57,182
Services	16,419	17,729	50,647	52,861
Interest income	2,119	1,936	6,671	6,234
Investment and other	7,128	11,986	24,114	34,079

Total revenues	61,405	69,543	191,328	205,816

Cost of goods sold	12,866	11,910	39,387	37,472
Cemetery expense	19,407	19,984	57,828	56,805
Selling expense	14,251	17,082	47,673	49,164
General and administrative expense	10,916	9,752	32,037	29,462
Depreciation and amortization	1,858	2,175	6,043	6,734

Total costs and expenses	59,298	60,903	182,968	179,637

Segment income	$2,107	$8,640	$8,360	$26,179

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Cemetery interment revenues were $17.7 million for the three months ended September 30, 2018, a decrease of $0.1 million from $17.8 million for the three months ended September 30, 2017. The decrease was primarily due to a decrease in pre-need lot revenues and a return to a normal level of cancellations as there was a corresponding decrease in the cancellation reserve in the prior year that did not recur in the current period, accompanied by the adoption of ASC 606. Partially offsetting these decreases was an increase in pre-need mausoleum revenues.

Cemetery merchandise revenues were $18.0 million for the three months ended September 30, 2018, a decrease of $2.0 million from $20.1 million for the three months ended September 30, 2017. Cemetery merchandise revenues were elevated in 2017 compared to 2018. The decrease in the current period was primarily due to a return to a normal level of recognition of sales of contracts acquired through acquisitions, combined with a decrease in pre-need vault and at-need marker revenues. Partially offsetting the decrease was an increase in pre-need marker revenues and the impact of the adoption of ASC 606. The recognition of sales of contracts acquired through acquisitions during the three months ended September 30, 2017 was higher than normal due to constructive delivery of a large back-log of pre-need merchandise that became available to be serviced in that period.

Cemetery services revenues were $16.4 million for the three months ended September 30, 2018, a decrease of $1.3 million from $17.7 million for the three months ended September 30, 2017. The decrease was primarily due to a return to a normal level of recognition of pre-need openings and closings, combined with a decrease in at-need openings and closings. Partially offsetting the decrease was an increase in at-need marker installations and the impact of the adoption of ASC 606. The recognition of pre-need opening and closing revenue during the three months ended September 30, 2017 was higher than normal due to constructive delivery of a large back-log of pre-need services that became available to be serviced in that period.

Interest income was $2.1 million for the three months ended September 30, 2018, an increase of $0.2 million from $1.9 million for the three months ended September 30, 2017. The increase was due to an increase in payments and a corresponding acceleration of interest received.

Investment and other income was $7.1 million for the three months ended September 30, 2018, a decrease of $4.9 million from $12.0 million for the three months ended September 30, 2017. The decrease was primarily due to the adoption of ASC 606 which resulted in a reduction associated with the deferral of revenue from document fees. Combined with this decrease was a decrease in document fees associated with the decline in revenues and a decrease in investment income.

Cost of goods sold was $12.9 million for the three months ended September 30, 2018, an increase of $1.0 million from $11.9 million for the three months ended September 30, 2017. The increase was primarily related to increases in the costs of mausoleums, vaults and markers. Partially offsetting the increase was a decrease associated with the adoption of ASC 606.

Cemetery expenses were $19.4 million for the three months ended September 30, 2018, a decrease of $0.6 million from $20.0 million for the three months ended September 30, 2017. The decrease was principally due to decreases in property taxes, repairs and maintenance and payroll. Partially offsetting these decreases was an increase in employee benefits as a result of an increase in the number of high-cost medical claims.

Selling expenses were $14.3 million for the three months ended September 30, 2018, a decrease of $2.8 million from $17.1 million for the three months ended September 30, 2017. The decrease was primarily related to lower sales compensation associated with the decline in sales, a decrease in marketing and advertising and the adoption of ASC 606.

General and administrative expenses were $10.9 million for the three months ended September 30, 2018, an increase of $1.2 million from $9.8 million for the three months ended September 30, 2017. This increase was primarily due to increases in payroll associated with the the roll-out of a “general manager” operating model, combined with an increase in insurance expenses.

Depreciation and amortization expense was $1.9 million for the three months ended September 30, 2018, a decrease of $0.3 million compared to $2.2 million for the three months ended September 30, 2017. This decrease was due to normal depreciation and amortization of the associated asset base.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Cemetery interment revenues were $58.1 million for the nine months ended September 30, 2018, an increase of $2.7 million from $55.5 million for the nine months ended September 30, 2017. The increase was primarily due to the adoption of ASC 606 combined with increases in pre-need mausoleum and at-need lot revenues. Partially offsetting these increases were decreases in pre-need crypts, pre-need lots, and pre-need niches, combined with an increase in discounts and promotions.

Cemetery merchandise revenues were $51.8 million for the nine months ended September 30, 2018, a decrease of $5.4 million from $57.2 million for the nine months ended September 30, 2017. The decrease was primarily due to a return to a normal level of recognition of sales of pre-need vaults and contracts acquired through acquisitions, combined with a decrease in revenue from a granite business due to closing of operations, and a return to a normal level of cancellations as there was a corresponding decrease in the cancellation reserve in the prior year that did not recur in the current period. Partially offsetting these decreases were increases in at-need and pre-need marker revenues combined with the adoption of ASC 606. The recognition of sales of pre-need vaults and acquired contracts during the nine months ended September 30, 2017 was higher than normal due to constructive delivery of a large back-log of pre-need merchandise that became available to be serviced.

Cemetery services revenues were $50.6 million for the nine months ended September 30, 2018, a decrease of $2.2 million from $52.9 million for the nine months ended September 30, 2017. The decrease was primarily due to a return to a normal level of recognition of sales of contracts acquired through acquisitions and pre-need openings and closings, combined with a decrease in at-need openings and closings and pre-need vault installations. Partially offsetting these decreases were the adoption of ASC 606 and at-need and pre-need marker installations. The recognition of contracts acquired and pre-need opening and closing revenue during the nine months ended September 30, 2017 was higher than normal due to constructive delivery of a large back-log of pre-need services that became available to be serviced in that period.

Interest income was $6.7 million for the nine months ended September 30, 2018, an increase of $0.4 million from $6.2 million for the nine months ended September 30, 2017. The increase was due to an increase in payments and a corresponding acceleration of interest received.

Investment and other income was $24.1 million for the nine months ended September 30, 2018, a decrease of $10.0 million from $34.1 million for the nine months ended September 30, 2017. The decrease was primarily due to the adoption of ASC 606 which resulted in a reduction associated with the deferral of revenue from document fees, combined with a decrease in document fees associated with the decline in revenues and a decrease in land sales.

Cost of goods sold was $39.4 million for the nine months ended September 30, 2018, an increase of $1.9 million from $37.5 million for the nine months ended September 30, 2017. The increase was primarily related to increase in the costs of vaults and caskets due to the impairment charge in the first quarter of 2018, an inventory adjustment incurred in the second quarter of 2017 that decreased vault costs, and adjustments related to the cost of merchandise associated with contracts acquired through acquisition. Partially offsetting the increases were costs associated with the sale of land in the prior period that did not occur in the current period, decrease in most products in line with decreases in the associated revenues and the adoption of ASC 606.

Cemetery expenses were $57.8 million for the nine months ended September 30, 2018, an increase of $1.0 million from $56.8 million for the nine months ended September 30, 2017. The increase was primarily due to an increase in scope and timing of landscaping services and higher employee benefits as a result of an increase in the number of high-cost medical claims.

Selling expenses were $47.7 million for the nine months ended September 30, 2018, a decrease of $1.5 million from $49.2 million for the nine months ended September 30, 2017. The decrease was primarily the result of the decrease in sales compensation related to the decrease in revenues, partially offset by the adoption of ASC 606.

General and administrative expenses were $32.0 million for the nine months ended September 30, 2018, an increase of $2.6 million from $29.5 million for the nine months ended September 30, 2017. The increase was primarily due to increases in payroll associated with the the roll-out of a “general manager” operating model, combined with increases in legal fees and an increase in insurance expenses.

Depreciation and amortization expense was $6.0 million for the nine months ended September 30, 2018, a decrease of $0.7 million from $6.7 million for the nine months ended September 30, 2017. This decrease was primarily due to normal depreciation and amortization of the associated asset base.

Funeral Home Operations

Overview

At September 30, 2018, we owned and operated 90 funeral homes in 17 states and Puerto Rico. Revenues from Funeral Home Operations accounted for approximately 16% and 18% of our total revenues during the three and nine months ended September 30, 2018, respectively.

Operating Results

The following table presents operating results for our Funeral Home Operations for the respective reporting periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	As reported under FASB ASC 606	As reported under FASB ASC 605	As reported under FASB ASC 606	As reported under FASB ASC 605
Merchandise	$5,581	$6,591	$19,532	$21,176
Services	6,199	7,900	21,841	25,940

Total revenues	11,780	14,491	41,373	47,116

Merchandise	1,341	1,793	4,927	5,176
Services	5,493	5,442	16,593	16,595
Depreciation and amortization	652	753	2,066	2,369
Other	3,314	5,346	12,315	15,678

Total expenses	10,800	13,334	35,901	39,818

Segment income	$980	$1,157	$5,472	$7,298

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Funeral home merchandise revenues were $5.6 million for the three months ended September 30, 2018, a decrease of $1.0 million from $6.6 million for the three months ended September 30, 2017. The decrease was primarily due to decreases in casket revenues, the impact of divested properties, and decreases in servicing of pre-need contracts acquired through acquisitions.

Funeral home services revenues were $6.2 million for the three months ended September 30, 2018, a decrease of $1.7 million from $7.9 million for the three months ended September 30, 2017. The decrease was due to a decrease in insurance commissions resulting from shifting focus to pre-need trusting, decreases in service revenues related to a decline in calls and the impact of divested properties.

Funeral home expenses were $10.8 million for the three months ended September 30, 2018, a decrease of $2.5 million from $13.3 million for the three months ended September 30, 2017. The decrease was due to lower insurance operation expenses resulting from lower commission expense related to a decline in insurance sales, changes in the compensation plan and more closely integrating the operations with those of the funeral homes. This decrease was combined with lower costs of merchandise, the impact of divested locations, lower professional fees and a decrease in advertising expenses. Partially offsetting these decreases were increases in payroll and employee benefits.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Funeral home merchandise revenues were $19.5 million for the nine months ended September 30, 2018, a decrease of $1.6 million from $21.2 million for the nine months ended September 30, 2017. The decrease was primarily due to the impact of divested properties combined with a return to a normal level of cancellations as there was a release of the cancellation reserve in the prior year that did not recur in the current period, and a decrease in pre-need casket revenues.

Funeral home services revenues were $21.8 million for the nine months ended September 30, 2018, a decrease of $4.1 million from $25.9 million for the nine months ended September 30, 2017. The decrease was due to a decrease in insurance commissions resulting from shifting focus to pre-need trusting, the impact of divested properties, a return to a normal level of cancellations as there was a release of the cancellation reserve in the prior year that did not recur in the current period, the adoption of ASC 606, a decrease in services, and a decrease in investment income.

Funeral home expenses were $35.9 million for the nine months ended September 30, 2018, a decrease of $3.9 million from $39.8 million for the nine months ended September 30, 2017. The decrease was due to lower insurance operation expenses resulting from lower commission expense related to a decline in insurance sales, changes in the compensation plan, and more closely integrating the operations with those of the funeral homes. This decrease was combined with the impact of divested locations, lower costs of merchandise, a decrease in depreciation and amortization due to the completion of two non-compete agreements and a decrease in advertising expenses. Partially offsetting these decreases were increases in payroll and employee benefits.

Corporate Overhead

Corporate overhead was $12.9 million for the three months ended September 30, 2018, an increase of $1.0 million from $11.9 million for the three months ended September 30, 2017. The increase was primarily due to increases in professional fees primarily resulting from legal and consulting fees related to the potential Conversion. This increase was partially offset by a decrease in payroll and related costs, and a decrease in acquisition expenses resulting from less merger and acquisition activity.

Corporate overhead was $39.9 million for the nine months ended September 30, 2018, an increase of $0.8 million from $39.1 million for the nine months ended September 30, 2017. The increase was primarily due to increase in stock compensation, legal fees, payroll and related costs, advertising, and a decrease in non-recurring rebates and discounts. The increases were partially offset by a decrease in professional fees resulting from the completion of a review of our deferred contracts in the prior year, combined with a decrease in acquisition expenses resulting from less merger and acquisition activity, and a decrease in recruiting costs resulting from less turnover in management.

Corporate Depreciation and Amortization

Depreciation and amortization expense was relatively consistent with the prior period, with $0.2 million for the three months ended September 30, 2018, compared to $0.3 million for the three months ended September 30, 2017.

Depreciation and amortization expense was $0.7 million for the nine months ended September 30, 2018, compared to $0.9 million for the nine months ended September 30, 2017. The decrease was due to depreciation booked in the first quarter of 2017 related to the implementation of internally developed software.

Other Gains and Losses

Other gains, net were $0.7 million for the three months ended September 30, 2018 and related to the sale of a funeral home and an unused cemetery building. Other gains, net were $0.3 million for the three months ended September 30, 2017 and related to a gain from the sale of a granite business.

Other losses, net were $4.5 million for the nine months ended September 30, 2018, an increase of $3.8 million from other losses, net of $0.7 million for the nine months ended September 30, 2017. The other losses, net for the nine months ended September 30, 2018 consisted primarily of an impairment charge in the first quarter of 2018 related to damaged merchandise of approximately $5.0 million, partially offset by the aforementioned $0.7 million gain during the third quarter of 2018. The other losses, net for the nine months ended September 30, 2017, related to a $1.4 million loss on impairment of long-lived assets, partially offset by a $0.3 million gain from the sale of a funeral home business and a separate funeral home building during the second quarter of 2017, as well as the aforementioned $0.3 million gain during the third quarter of 2017.

Interest Expense

Interest expense was $7.6 million for the three months ended September 30, 2018, change of $0.7 million from $6.9 million for the three months ended September 30, 2017. This was principally due to a higher weighted average interest rate and higher weighted average line of credit balance outstanding for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Interest expense was $22.9 million for the nine months ended September 30, 2018, an increase of $2.5 million from $20.4 million for the nine months ended September 30, 2017. The increase was principally due to a write-off of deferred financing costs associated with amending our debt agreement in the second quarter of 2018, combined with a higher weighted average interest rate and higher weighted average line of credit balance outstanding for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Income Tax Benefit (Expense)

Income tax expense was $0.3 million for the three months ended September 30, 2018, compared to income tax expense of $0.6 million for the three months ended September 30, 2017. This change was due to benefits arising from the 2017 Tax Act which allowed us to reduce deferred taxes on life-long deferred tax liabilities with 2018 net operating losses. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Income tax benefit was $2.0 million for the nine months ended September 30, 2018, an increase of $4.1 million from income tax expense of $2.1 million for the nine months ended September 30, 2017. The change was due to benefits arising from the 2017 Tax Act which allowed us to reduce deferred taxes on life-long deferred tax liabilities with 2018 net operating losses. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to income tax.

Supplemental Data

The following table presents supplemental operating data for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interments performed	12,876	12,859	41,550	40,916
Interment rights sold (1)
Lots	4,787	5,644	20,264	21,497
Mausoleum crypts (including pre-construction)	235	275	1,082	1,358
Niches	336	443	1,195	1,405

Net interment rights sold (1)	5,358	6,362	22,541	24,260

Number of pre-need cemetery contracts written	9,067	10,411	30,776	33,934
Number of at-need cemetery contracts written	13,892	14,211	43,895	45,070

Number of cemetery contracts written	22,959	24,622	74,671	79,004

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

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

While we rely heavily on our cash flows from operating activities, and borrowings under our credit facility to execute our operational strategy and meet our financial commitments and other short-term financial needs, we cannot be certain that sufficient capital will be generated through operations or available to us to the extent required and on acceptable terms. Moreover, although our cash flows from operating activities have been positive, we have experienced negative financial trends which, when considered in the aggregate, raise substantial doubt about the Partnership’s ability to continue as a going concern. These negative financial trends include:

•

net losses from operations due to an increased competitive environment, an increase in professional fees and compliance costs and an increase in consulting fees associated with our adoption of the Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers incurred in the year ended December 31, 2017 and the three and nine months ended September 30, 2018;

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

Cash Flows - Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net cash provided by operating activities was $19.4 million during the nine months ended September 30, 2018, a decrease of $5.3 million from $24.7 million during the nine months ended September 30, 2017. The $5.3 million decrease in net cash provided by operating activities resulted from a $20.3 million decrease in net income excluding non-cash items, partially offset by a $15 million increase in net working capital. The decrease in net income excluding non-cash items was due principally to our cemetery operations. The increase in net working capital was primarily the result of managing our working capital through an increased focus on collection of accounts receivable.

Net cash used in investing activities was $10.9 million during the nine months ended September 30, 2018, an increase of $4.0 million from $6.9 million used in investing activities during the nine months ended September 30, 2017. Net cash used in investing activities during the nine months ended September 30, 2018 consisted of $10.2 million used for capital expenditures and $1.7 million used for acquisitions, partially offset by cash proceeds from asset sales. Net cash used in investing activities during the nine months ended September 30, 2017 principally consisted of $8.0 million used for capital expenditures, partially offset by proceeds from divestitures and asset sales.

Net cash used in financing activities was $7.3 million for the nine months ended September 30, 2018 compared to net cash used in financing activities of $22.0 million for the nine months ended September 30, 2017. Net cash used in financing activities during the nine months ended September 30, 2018 consisted primarily of $4.0 million of repayments of debt combined with $3.3 million of costs related to financing activities. Net cash used in financing activities during the nine months ended September 30, 2017 consisted primarily of $24.5 million of cash distributions and $1.6 million of costs related to financing activities, partially offset by $4.2 million of net borrowings.

Capital Expenditures

Our capital requirements consist primarily of:

•	Expansion capital expenditures - we consider expansion capital expenditures to be capital expenditures that expand the capacity of our existing operations; and

•

Maintenance capital expenditures - we consider maintenance capital expenditures to be any capital expenditures that are not expansion capital expenditures - generally, this will include furniture, fixtures, equipment and major facility improvements that are capitalized in accordance with GAAP.

The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Maintenance capital expenditures	$1,797	$3,802	$3,954	$5,417
Expansion capital expenditures	741	847	6,210	2,543

Total capital expenditures	$2,538	$4,649	$10,164	$7,960

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

Prior to the Eighth Amendment, the Amended Credit Agreement provided for up to $175.0 million initial aggregate amount of Revolving Commitments, which were subject to borrowing base limitations. Under the Eighth Amendment, the Partnership can no longer draw on Revolving Commitments under the Tranche A Revolving Credit Facility but had availability of $20 million under the Tranche B Revolving Credit Facility (in addition to amounts drawn on February 4, 2019), which may be utilized in the amount of $5.0 million (or integral multiple thereof) from time to time until April 30, 2019, provided that borrowings on the last $10 million, which would result in the outstanding principal amount of the Tranche B Revolving Credit Facility being in excess of $25.0 million, would require that the Partnership receive a fairness opinion with respect to the Tranche B Revolving Credit Facility. The Operating Company may also request the issuance of Letters of Credit for up to $9.4 million (plus an amount equal to the principal amount of Tranche A Revolving Loans subject to the optional prepayment after the Eighth Amendment Effective Date) in the aggregate, of which there were $9.4 million outstanding at September 30, 2018 and $7.5 million outstanding at December 31, 2017. The Maturity Date under the Amended Credit Agreement is the earlier of (i) May 1, 2020 and (ii) the date that is six months prior to the earliest scheduled maturity date of any outstanding Permitted Unsecured Indebtedness (at present, such date is December 1, 2020, which is six months prior to June 1, 2021 maturity date of outstanding 7.875% senior notes).

As of September 30, 2018, the outstanding amount of borrowings under the Amended Credit Agreement was $150.0 million, which was used to pay down outstanding obligations under the Partnership’s prior credit agreement, to pay fees, costs and expenses related to the New Agreements and to fund working capital needs. Generally, proceeds of the Loans made under the Tranche A Revolving Credit Facility under the Amended Credit Agreement could be used to finance the working capital needs and for other general corporate purposes of the Borrowers and Guarantors, including acquisitions and distributions permitted under the Amended Credit Agreement. Proceeds of the Loans made under the Tranche B Revolving Credit Facility under the Amended Credit Agreement can be used to finance the working capital needs and for other general corporate purposes of the Borrowers and Guarantors, and to pay fees and expenses related to the Tranche B Revolving Credit Facility. On the Eighth Amendment Effective Date, no part of the proceeds of loans made under the Tranche B Revolving Credit Facility may be used to make any payment of principal on the Tranche A Revolving Loans.

Each Borrowing under the Tranche A Revolving Credit Facility is comprised of Base Rate Loans or Eurodollar Loans. The Loans comprising each Base Rate Borrowing (including each Swingline Loan) bear interest at the Base Rate plus the Applicable Rate, and the Loans comprising each Eurodollar Borrowing bear interest at the Eurodollar Rate plus the Applicable Rate.

The Applicable Rate as follows: 4.50% for Eurodollar Rate Loans and 3.50% for Base Rate Loans from February 4, 2019 to February 28, 2019; 4.75% and 3.75%, respectively, from March 1, 2019 to March 31, 2019; 5.50% and 4.50%, respectively, from April 1, 2019 to April 30, 2019; 5.75% and 4.75%, respectively, from May 1, 2019 to May 31, 2019 and 6.00% and 5.00%, respectively, from June 1, 2019. As of September 30, 2018, the Applicable Rate for Eurodollar Rate Loans was 4.25% and for Base Rate Loans was 3.25%. On September 30, 2018, the weighted average interest rate on outstanding borrowings under the Amended Credit Agreement was 6.70%.

The Amended Credit Agreement contains financial covenants, pursuant to which the Partnership will not permit its Consolidated EBITDA to be less than the following amounts for the four consecutive fiscal quarters ending on the following dates: (i) $18.0 million for the period ended March 31, 2018; (ii) $13.0 million for the period ended June 30, 2018 (iii) $2.5 million for the period ended September 30, 2018, (iv) ($3.0 million) for the period ended December 31, 2018, (v) $1.0 million for the period ending March 31, 2019, (vi) $3.5 million for the period ending June 30, 2019; (vii) $8.0 million for the period ending September 30, 2019, (viii) $8.25 million for the period ending December 31, 2019; and (ix) $9.25 million for the period ending March 31, 2020.

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

The Senior Notes are jointly and severally guaranteed by certain of our subsidiaries. The Indenture governing the Senior Notes contains covenants, including limitations of our ability to incur certain additional indebtedness and liens, make certain dividends, distributions, redemptions or investments, enter into certain transactions with affiliates, make certain asset sales, and engage in certain mergers, consolidations or sales of all or substantially all of our assets, among other items. As of September 30, 2018, we were in compliance with these covenants.

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

INTEREST-BEARING INVESTMENTS

Our fixed-income securities subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of September 30, 2018, the fair value of fixed-income securities in our merchandise trusts and perpetual care trusts represented 0.3% and 1.6%, of the fair value of total trust assets, respectively. The aggregate of the quoted fair value of these fixed-income securities was $1.3 million and $5.6 million in the merchandise trusts and perpetual care trusts, respectively, as of September 30, 2018. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these fixed-income securities would change the fair market value of the assets in both our merchandise trusts and perpetual care trusts by less than $0.1 million based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized. Our money market and other short-term investments subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of September 30, 2018, the fair value of money market and short-term investments in our merchandise trusts and perpetual care trusts represented 2.0% and 3.0%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair value of these money market and short-term investments was $10.6 million and $10.5 million in the merchandise trusts and perpetual care trusts, respectively, as of September 30, 2018. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these money market and short-term investments would change the fair market value of the assets in both our merchandise trusts and perpetual care trusts by approximately $0.1 million based on discounted expected future cash flows.

MARKETABLE EQUITY SECURITIES

Our marketable equity securities subject to market risk consist primarily of certain investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open-ended mutual funds. As of September 30, 2018, the fair value of marketable equity securities in our merchandise trusts and perpetual care trusts represented 5.0% and 7.0%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair market value of these marketable equity securities was $26.1 million and $24.1 million in our merchandise trusts and perpetual care trusts, respectively, as of September 30, 2018, based on final quoted sales prices. Holding all other variables constant, a hypothetical 10% change in variable interest rates of the equity securities would change the fair market value of the assets in our merchandise trusts and perpetual care trusts each by approximately $2.6 million and $2.4 million, respectively, based on discounted expected future cash flows. As of September 30, 2018, the fair value of marketable closed and open-ended mutual funds in our merchandise trusts represented 50.1% of the fair value of total trust assets, 77.2% of which pertained to fixed-income mutual funds. As of September 30, 2018, the fair value of marketable closed and open-ended mutual funds in our perpetual care trusts represented 42.3% of total trust assets, 83.3% of which pertained to fixed-income mutual funds. The aggregate of the quoted fair market value of these closed and open-ended mutual funds was $260.6 million and $145.9 million in the merchandise trusts and perpetual care trusts, respectively, as of September 30, 2018, based on final quoted sales prices, of which $201.0 million and $121.6 million, respectively, pertained to fixed-income mutual funds. Holding all other variables constant, a hypothetical 10% change in the average market prices of the closed and open-ended mutual funds would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $26.1 million and $14.6 million, respectively, based on discounted expected future cash flows.

OTHER INVESTMENT FUNDS

Other investment funds are measured at fair value using the net asset value per share practical expedient. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from two to eight years with three potential one-year extensions at the discretion of the funds’ general partners. This asset class has an inherent valuation risk as the values provided by investment fund managers may not represent the liquidation values obtained by the trusts upon redemption or liquidation of the fund assets. As of September 30, 2018, the fair value of other investment funds in our merchandise trusts and perpetual care trusts represented 39.2% and 46.0%, respectively, of the fair value of total trust assets. The fair market value of the holdings in these funds was $203.9 million and $158.9 million in our merchandise trusts and perpetual care trusts, respectively, as of September 30, 2018, based on net asset value quotes.

DEBT INSTRUMENTS

Certain borrowings under our Amended Credit Facility bear interest at a floating rate, based on LIBOR, which is adjusted quarterly. This subjects us to increases in interest expense resulting from movements in interest rates. As of September 30, 2018, we had $150.0 million of borrowings outstanding under our credit facility, which generally bears interest at a variable rate. Holding all other variables constant, a hypothetical 1% change in variable interest rates would change our consolidated interest expense for the three months ended September 30, 2018 by approximately $0.4 million.

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

Our management, including the CEO and CFO, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2018. Based on such evaluation, our CEO and CFO concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

STATUS OF REMEDIATION OF MATERIAL WEAKNESSES

While we continue to make improvements to our internal control over financial reporting related to the material weaknesses described above, material weaknesses continue to exist, and we believe that the material weaknesses referenced above accurately reflect the material weaknesses in our internal control over financial reporting as of September 30, 2018. Management, with oversight from our Audit Committee, has identified and begun executing actions we believe will remediate the material weaknesses described above once fully implemented and operating for a sufficient period of time, and we will continue to devote significant time and attention, including internal and external resources, to these remedial efforts.

We will test the ongoing operating effectiveness of the new controls subsequent to implementation and consider the material weaknesses remediated after the applicable remedial controls operate effectively for a sufficient period of time.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal quarter ended September 30, 2018, we continued to make improvements to our internal control over financial reporting with respect to material weaknesses that had been identified at that time, and those remediation efforts remain ongoing. Other than as described above and in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, there were no changes in our internal control over financial reporting as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1*†	Executive Restricted Unit Award Agreement dated July 18, 2018 by and between StoneMor GP LLC and Joseph M. Redling (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 24, 2018).

10.2*†	Agreement dated July 26, 2018 by and between StoneMor GP LLC and Leo J. Pound (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 30, 2018).

10.3*†	Employment Agreement, dated September 5, 2018, by and between StoneMor GP LLC and Jeffrey DiGiovanni (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on September 11, 2018).

10.4*†	StoneMor Amended and Restated 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on September 21, 2018).

10.5*	Voting and Support Agreement, dated September 27, 2018, by and among StoneMor Partners L.P., StoneMor GP LLC, and the unitholders of StoneMor Partners L.P. named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on September 28, 2018).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Joseph M. Redling, President and Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Mark L. Miller, Chief Financial Officer and Senior Vice President.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Joseph M. Redling, President and Chief Executive Officer (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Mark L. Miller, Chief Financial Officer and Senior Vice President (furnished herewith).

99.1*	Amendment No. 3, dated as of March 19, 2018, to the Second Amended and Restated Limited Liability Company Agreement of StoneMor GP Holdings, LLC (incorporated by reference to Exhibit 99.4 of Registrant’s Annual Report on Form 10-K filed on July 17, 2018).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2018, and December 31, 2017; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017; (iii) Unaudited Condensed Consolidated Statement of Partners’ Capital (Deficit); (iv) Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018 and 2017; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

*	Incorporated by reference, as indicated
†	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

Date: February 15, 2019	By:	/s/ Joseph M. Redling
Joseph M. Redling
President and Chief Executive Officer (Principal Executive Officer)

Date: February 15, 2019	By:	/s/ Mark L. Miller
Mark L. Miller
Chief Financial Officer and Senior Vice President (Principal Financial Officer)