Form 10-K
period 2018-12-31
STONEMOR PARTNERS LP
filed 2019-04-03
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common units held by non-affiliates of the registrant was approximately $90.5 million as of June 30, 2018 based on $6.03, the closing price per common unit as reported on the New York Stock Exchange on June 29, 2018.¹

The number of the registrant’s outstanding common units at March 29, 2019 was 38,260,471.

Documents incorporated by reference: None

¹

The aggregate market value of the common units set forth above equals the number of the registrant’s common units outstanding, reduced by the number of common units held by executive officers, directors and persons owning 10% or more of the registrant’s common units, multiplied by the closing price per the registrant’s common unit on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

FORM 10-K OF STONEMOR PARTNERS L.P.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Background

We were formed as a Delaware limited partnership in April 2004 to own and operate the assets and businesses previously owned and operated by Cornerstone Family Services, Inc., ("Cornerstone"), which was converted into CFSI LLC, a limited liability company ("CFSI"), prior to our initial public offering of common units representing limited partner interests on September 20, 2004. On May 21, 2014, Cornerstone Family Services LLC, a Delaware limited liability company ("CFS"), and its direct and indirect subsidiaries, CFSI LLC and StoneMor GP LLC, our general partner ("StoneMor GP" or "general partner"), completed a series of transactions (the "Reorganization") to streamline the ownership structure of CFSI and StoneMor GP. As a result of the Reorganization, StoneMor GP became a 100% owned subsidiary of StoneMor GP Holdings LLC, a Delaware limited liability company ("GP Holdings"), formerly known as CFSI, and GP Holdings is owned by (i) a trustee of the trust established for the pecuniary benefit of American Cemeteries Infrastructure Investors, LLC, a Delaware limited liability company ("ACII"), which trustee has exclusive voting and investment power over approximately 89.01% of the membership interests in GP Holdings, and (ii) certain directors, affiliates of certain directors and current and former executive officers of our general partner. See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K for a more detailed discussion of the Reorganization. In this Annual Report on Form 10-K, unless the context otherwise requires, references to "we," "us," "our," "StoneMor," the "Company," or the "Partnership" are to StoneMor Partners L.P. and its subsidiaries.

This is the first Annual Report on Form 10-K we are filing as a smaller reporting company within the meaning of Rule 12b-2 under the Securities Exchange Act of 1034, as amended.  As a smaller reporting company, we may choose to comply with certain scaled or non-scaled financial and non-financial disclosure requirements on an item by item basis.

Proposed Merger and Reorganization

On September 27, 2018, the Partnership, StoneMor GP, StoneMor GP Holdings LLC and Hans Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of StoneMor GP (“Merger Sub”), entered into a Merger and Reorganization Agreement (the “Merger Agreement”) pursuant to which, among other things, GP will convert from a Delaware limited liability company into a Delaware corporation to be named StoneMor Inc. (the “Company” when referring to StoneMor Inc. subsequent to such conversion), Merger Sub will be merged with and into the Partnership (the “Merger”), with the Partnership surviving and with the Company as its sole general partner, the Partnership will become a wholly owned subsidiary of the Company and the unitholders of the Partnership will become stockholders in the Company.

The completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, without limitation: (a) approval of the Merger Agreement by the holders of a majority of the outstanding Common Units, (b) there being no law or injunction prohibiting the consummation of the Merger, (c) subject to specified materiality standards, the accuracy of the representations and warranties of the parties, (d) compliance by the parties in all material respects with their respective covenants, (e) the effectiveness of a registration statement on Form S-4, (f) the approval for listing of the Company shares to be issued in the Merger on the New York Stock Exchange or any other national securities exchange and (g) the Company’s assumption of a long-term incentive plan as specified in the Merger Agreement.

See “Part I—Item 1A. Risk Factors—"There can be no assurance that the proposed C-Corporation Conversion will be approved and ultimately consummated or that the anticipated benefits of any such transactions will be realized;” and “If the C-Corporation Conversion does not occur, we will not benefit from the expenses we have incurred in the pursuit of the C-Corporation Conversion” in this Annual Report on Form 10-K.

Products and Service Offerings

We are currently the second largest owner and operator of cemeteries and funeral homes in the United States. As of December 31, 2018, we operated 322 cemeteries in 27 states and Puerto Rico. We own 291 of these cemeteries and we manage or operate the remaining 31 under lease, management or operating agreements with the nonprofit cemetery companies that own the cemeteries. As of December 31, 2018, we also owned, operated or managed 90 funeral homes, including 42 located on the grounds of cemetery properties that we own, in 17 states and Puerto Rico.

The cemetery products and services that we sell include the following:

Interment Rights	Merchandise	Services
burial lots	burial vaults	installation of burial vaults
lawn crypts	caskets	installation of caskets
mausoleum crypts	grave markers and grave marker bases	installation of other cemetery merchandise
cremation niches	memorials	other service items
perpetual care rights

We sell these products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Our sales of real property, including burial lots (with and without installed vaults), lawn and mausoleum crypts and cremation niches, generally generate qualifying income sufficient for us to be treated as a partnership for federal income tax purposes. In 2018, we performed 54,773 burials and sold 30,063 interment rights (net of cancellations). Based on our sales of interment spaces in 2018, our cemeteries have an aggregate average remaining sales life of 223 years.

Our cemetery properties are located in Alabama, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, Puerto Rico, Rhode Island, South Carolina, Tennessee, Virginia, Washington, West Virginia and Wisconsin. Our cemetery operations accounted for approximately 83% and 82% of our revenues in 2018 and 2017, respectively.

Our primary funeral home products are caskets and related items. Our funeral home services include family consultation, the removal and preparation of remains, insurance products and the use of funeral home facilities for visitation and prayer services.

Our funeral homes are located in Alabama, California, Florida, Illinois, Indiana, Kansas, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oregon, Pennsylvania, Puerto Rico, South Carolina, Tennessee, Virginia and West Virginia. Our funeral home operations accounted for approximately 17% and 18% of our consolidated revenues in 2018 and 2017, respectively. Our funeral home operations are conducted through various 100% owned subsidiaries that are treated as corporations for U.S. federal income tax purposes.

OPERATIONS

Segment Reporting and Related Information

We have two distinct reportable segments, which are classified as Cemetery Operations and Funeral Home Operations segments, both of which are supported by corporate costs and expenses.

We have chosen this level of organization and disaggregation of reportable segments because: (a) each reportable segment has unique characteristics that set it apart from the other segment; (b) we have organized our management personnel at these two operational levels; and (c) it is the level at which our chief decision makers evaluates performance.

Cemetery Operations

As of December 31, 2018, we operated 322 cemeteries. Our Cemetery Operations include sales of cemetery interment rights, merchandise and services and the performance of cemetery maintenance and other services. An interment right entitles a customer to a burial space in one of our cemeteries and the perpetual care of that burial space. Burial spaces, or lots, are parcels of property that hold interred human remains. Our cemeteries require a burial vault to be placed in each burial lot. A burial vault is a rectangular container, usually made of concrete but also made of steel or plastic, which sits in the burial lot and in which the casket is placed. The top of the burial vault is buried approximately 18 to 24 inches below the surface of the ground, and the casket is placed inside the vault. Burial vaults prevent ground settling that may create uneven ground surfaces. Ground settling typically results in higher maintenance costs and potential exposure for accidents on the property. Lawn crypts are a series of closely spaced burial lots with preinstalled vaults and may include other improvements, such as landscaping, sprinkler systems and drainage. A mausoleum crypt is an above ground structure that may be designed for a particular customer, which we refer to as a private mausoleum, or it may be a larger building that serves multiple customers, which we refer to as a community mausoleum. Cremation niches are spaces in which the ashes remaining after cremation are stored. Cremation niches are often part of community mausoleums, although we sell a variety of cremation niches to accommodate our customers’ preferences.

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

Funeral Home Operations

As of December 31, 2018, we owned, operated or managed 90 funeral homes, 42 of which are located on the grounds of cemetery properties that we own. Our funeral homes offer a range of services to meet a family’s funeral needs, including family consultation, final expense insurance products, the removal and preparation of remains, provision of caskets and related funeral merchandise, the use of funeral home facilities for visitation, worship and performance of funeral services and transportation services. Funeral Home Operations primarily generate revenues from at-need sales.

Cremation Products and Services

We operate crematories at some of our cemeteries or funeral homes, but our primary crematory operations are sales of receptacles for cremated remains, such as urns, and the inurnment of cremated remains in niches or scattering gardens. While cremation products and services usually cost less than traditional burial products and services and take up less space than burials. We sell cremation products and services on both a pre-need and an at-need basis.

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

Sales Contracts

Pre-need products and services are typically sold on an installment basis. At-need products and services are generally required to be paid for in full in cash by the customer at the time of sale. As a result of our pre-need sales, the backlog of unfulfilled pre-need performance obligations recorded in deferred revenues was $914.3 million and $912.6 million at December 31, 2018 and 2017, respectively.

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

Sales Personnel, Training and Marketing

As of December 31, 2018, we employed 716 full-time commissioned salespeople 7 part-time commissioned salespeople and salaried sales managers and 25 full-time sales support and telemarketing employees. We had five regional sales vice presidents supporting our Cemetery Operations who report to the Chief Operating Officer.  The regional sales vice presidents have dotted lines reporting to our National Vice President of Sales and Marketing. Individual salespersons are typically located at the cemeteries they serve and report directly to the cemetery sales manager. We have made a commitment to the ongoing education and training of our sales force and to salesperson retention in order to provide our customers high quality customer service and in an effort to comply with all applicable laws and requirements. Our training program includes classroom training at regional training locations, field training, periodically updated training materials that utilize media, such as web based modules, for interactive training and participation in industry seminars. We place special emphasis on training property sales managers, who are key elements to a successful pre-need sales program.

We reward our salespeople with incentives for attaining certain sales volume. Sales force performance is evaluated by sales budgets, sales mix and closing ratios, which are equal to the number of contracts written divided by the number of presentations that are made. Substantially all of our sales force is compensated based solely on performance. Commissions are augmented with various bonus and incentive packages in an effort to attract and retain a high quality, motivated sales force. We pay commissions to our sales personnel on pre-need contracts based upon a percentage of the value of the underlying contracts. Such commissions vary depending upon the type of interment right, merchandise and services sold. We also pay commissions on at-need contracts that are generally based upon a variable percentage based upon products selected on the contract.  In addition, some cemetery managers receive an override commission that is equal to a percentage of the gross sales price of the contracts entered into by the salespeople assigned to the cemeteries they manage. All new sales managers that are hired are paid a salary plus a monthly bonus for reaching revenue targets.

We generate sales leads through digital marketing, direct mail, websites, funeral follow-up and sales force cold calling, with the assistance of database mining and other marketing resources. We have created a marketing department to allow us to use more sophisticated marketing techniques to focus more effectively our lead generation and direct sales efforts. Sales leads are referred to the sales force to schedule an appointment, either at the customer’s home or at the cemetery location.

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

Competition

Our cemeteries and funeral homes generally serve customers that live within a 10 to 15-mile radius of a property’s location. We face competition from other cemeteries and funeral homes located within this localized area. Most of these cemeteries and funeral homes are independently owned and operated, and most of these owners and operators are smaller than we are and have fewer resources than we do. We generally face limited competition from the two larger publicly held death care companies that have U.S. operations — Service Corporation International and Carriage Services, Inc. — as they do not directly operate cemeteries in the same local geographic areas where we operate.

Within a localized area of competition, we compete primarily for at-need sales because, in general, many of the independently owned, local competitors may not have pre-need sales programs. Most of these competitors do not have as many of the resources that are available to us to launch and grow a substantial pre-need sales program. The number of customers that cemeteries and funeral homes are able to attract is largely a function of reputation and heritage, although competitive pricing, professional service and attractive, well-maintained and conveniently located facilities are also important factors. The sale of cemetery and funeral home products and services on a pre-need basis has increasingly been used by many companies as an important marketing tool. Due to the importance of reputation and heritage, increases in customer base are usually gained over a long period of time.

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

Trusting

Sales of cemetery interment rights and pre-need sales of cemetery and funeral home merchandise and services are generally subject to trusting requirements imposed by state laws in most of the states where we operate. See Critical Accounting Policies and Estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Note 7 and Note 8 in Part II, Item 8. Financial Statements and Supplementary Data, for further discussion regarding trusting.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank")

Dodd-Frank created the new federal Bureau of Consumer Financial Protection (the "Bureau"). In addition to transferring to the Bureau rule-writing authority for nearly all federal consumer finance-related laws and giving the Bureau rule-writing authority in other areas, Dodd-Frank empowered the Bureau to conduct examinations and bring enforcement actions against certain consumer credit providers and other entities offering consumer financial products or services. While not presently subject to examination by the Bureau, we potentially could be in the future in connection with our pre-need installment contracts. The Bureau also has authority to conduct investigations and bring enforcement actions against providers of consumer financial services, including providers over which it may not currently have examination authority. The Bureau may seek penalties and other relief on behalf of consumers that are substantially in excess of the remedies available under such laws prior to Dodd-Frank. The Bureau has officially assumed rule-writing and enforcement authority for most federal consumer finance laws, as well as the authority to prohibit unfair, deceptive or abusive practices related to consumer financial products and services.

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

Employees

As of December 31, 2018, our general partner and its affiliates employed 2,630 full-time, 301 part-time and 21 seasonal employees. Fifty-three of these employees are represented by various unions in Pennsylvania, Ohio, California, New Jersey and Illinois, and are subject to collective bargaining agreements that have expiration dates ranging from September 2020 to May 2023. We believe that our relationship with our employees is generally favorable.

Available Information

We file annual, quarterly and other reports, and any amendments to those reports, and other information with the Securities exchange Commission, (“SEC”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

RISK FACTORS RELATED TO OUR STRATEGIES

Our ability to execute our strategic plan depends on many factors, some of which are beyond our control.

Our strategic plan is focused on efforts to revitalize the business, growing our revenue and managing our operating and non-recurring operating expenses. Many of the factors that impact our ability to execute our strategic plan, such as the number of deaths and general economic conditions, are beyond our control. Changes in operating conditions, such as supply disruptions and labor disputes, could negatively impact our operations. Our inability to leverage scale to drive cost savings, productivity improvements, preneed production, or earnings growth anticipated by management could affect our financial performance. Our inability to identify divestitures as planned or to realize expected synergies and strategic benefits could impact our financial performance. Our inability to deploy capital to maximize shareholder value could impact our financial performance. We cannot give assurance that we will be able to execute any or all of our strategic plan. Failure to execute any or all of our strategic plan could have a material adverse effect on our financial condition, results of operations, and cash flows.

There can be no assurance that the proposed C-Corporation Conversion will be approved and ultimately consummated or that the anticipated benefits of any such transactions will be realized.

The Merger Agreement contains certain termination rights and customary closing conditions, including unitholder approval, and other third party approvals. We cannot predict whether or when the proposed transactions will be approved by the requisite vote of the unitholders or other conditions precedent will be satisfied. Any changes in the market prices of our common units could affect whether the securityholders ultimately approve the proposed transactions. If the conditions precedent to closing the C-Corporation Conversion are not satisfied or waived, the C-Corporation Conversion will not occur, which may cause the market price of our common units to decline.

Uncertainties about the timing and effect of the proposed transactions may have an adverse effect on us. These uncertainties may have negative impacts on the market price of our common units, our businesses and financial results.

If the C-Corporation Conversion does not occur, we will not benefit from the expenses we have incurred in the pursuit of the C-Corporation Conversion.

The C-Corporation Conversion may not be completed. If the C-Corporation Conversion is not completed, we will have incurred substantial expenses for which we will have received no ultimate benefit. We expect to incur conversion-related expenses consisting of independent advisory, legal and accounting fees, and financial printing and other related charges, much of which may be incurred even if the C-Corporation Conversion is not completed.

RISK FACTORS RELATED TO OUR BUSINESS

Unfavorable publicity could affect our reputation and business.

Since our operations relate to life events involving emotional stress for our client families, our business is dependent on customer trust and confidence. Unfavorable publicity about our business generally or in relation to any specific location could affect our reputation and customers’ trust and confidence in our products and services, thereby having an adverse impact upon our sales and financial results.

Cemetery burial practice claims could have a material adverse impact on our financial results.

Our cemetery practices have evolved and improved over time. Most of our cemeteries have been operating for decades and, therefore, may have used practices and procedures that are outdated in comparison to today's standards. When cemetery disputes occur, we may be subjected to litigation and liability for improper burial practices, including (i) burial practices of a different era that are judged today in hindsight as being outdated and (ii) alleged violations of our practices and procedures by one or more of our associates. In addition, since most of our cemeteries were acquired through various acquisitions, we may be subject to litigation and liability based upon actions or events that occurred before we acquired or managed the cemeteries. Claims or litigation based upon our cemetery burial practices could have a material adverse impact on our financial condition, results of operations and cash flows.

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

Given the Partnership's level of cash and cash equivalents, to preserve capital resources and liquidity, the Board of Directors of the General Partner concluded that it was not in the best interest of unitholders to pay distributions to unitholders after the first quarter of 2017. In addition, our revolving credit facility effectively prohibits us from making distributions to unitholders.

If we do not pay distributions or restore them to previous levels, the market price of our common units may decline materially or remain stagnant.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on, or to refinance, our debt obligations depends, in part, on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, commodity risks and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investment decisions and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The agreement relating to our senior credit facilities and the indenture governing our senior notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If we breach our covenants under our senior credit facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our senior credit facilities, and the lenders could exercise their rights and we could be forced into bankruptcy or liquidation.

Our substantial level of indebtedness could materially adversely affect our ability to fulfill our debt obligations and to operate our business.

We have a substantial amount of debt, which requires significant interest and principal payments. As of March 31, 2019, we had approximately $190.2 million of total debt outstanding on our Amended Credit Agreement, which includes $165.1 million of total debt outstanding under our Tranche A Revolving Credit Facility in the form of letters of credit totaling approximately $9.4 million, and $155.7 million outstanding principal amount of Tranche A Revolving Loans, and $25.0 million of total debt outstanding under our Tranche B Revolving Credit Facility. We utilize our credit facility to finance our operations. In addition, as of March 31, 2019, we had $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 outstanding.

Leverage makes us more vulnerable to economic or business downturns and our cash flow available for operations is reduced by the cash flow we must dedicate to servicing our debt obligations. The amount of indebtedness we have could limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, limit our ability to obtain additional financing, if necessary, for working capital expenditures, acquisitions or other purposes, and require us to dedicate more cash flow to service our debt than we desire. Our ability to satisfy our indebtedness as required by the terms of our debt will be dependent on, among other things, the successful execution of our long-term strategic plan. Our ability to incur additional debt is constrained by provisions contained in our existing debt documents.

We may not be able to secure refinancing for our existing indebtedness prior to maturity thereof.

Indebtedness under our Tranche A Revolving Credit Facility has a fixed maturity on May 1, 2020. Indebtedness under our Tranche B Revolving Credit Facility becomes due and payable on May 4, 2020. Our Amended Credit Agreement also requires us to undertake prompt efforts to seek to consummate its refinancing, including provisions that require the payment of ticking fees if we have not refinanced the facility prior to July 1, 2019 and on specified dates thereafter. In addition, the $175 million aggregate principal amount of our 7.875% Senior Notes is due on June 1, 2021. Although we will be seeking to refinance our credit facility prior to July 1, 2019, or in any event prior to maturity, such efforts may not be successful. If we are unable to secure refinancing for our credit facility indebtedness before maturity, we may be required to seek an extension from our lenders, which may not be obtainable, or may need to effect a comprehensive restructuring of our outstanding indebtedness.

Restrictions in our existing debt agreements prohibit our ability to make distributions to you or capitalize on acquisition, disposition and other business opportunities. Our General Partner suspended distributions during the first quarter of 2017 and does not expect to resume distributions until our indebtedness is refinanced.

The operating and financial restrictions and covenants in our credit facility and senior notes, and the indenture pursuant to which they were issued, restrict our ability to finance future operations or capital needs, including working capital, or to expand or pursue our business activities. For example, our indenture and our credit facility contain covenants that restrict or limit our ability to:

•	enter into any agreement of merger or acquisition;

•	sell, transfer, assign or convey assets;

•	grant certain liens;

•	incur or guarantee additional indebtedness;

•	make certain loans, advances and investments;

•	declare and pay dividends and distributions;

•	enter into transactions with affiliates; and

•	make voluntary payments or modifications of certain indebtedness.

In addition, our credit facility contains a covenant requiring us to maintain certain minimum EBITDA levels. Restrictions in our debt agreements also limit our ability to obtain future financings and require we use proceeds from most dispositions to prepay loans which cannot be re-borrowed.

Our ability to comply with the covenants and restrictions contained in our senior notes and the indenture pursuant to which they were issued and in our credit facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions continue to deteriorate, our ability to comply with these covenants may be impaired.

In addition, our credit facility effectively prohibits us from making distributions to our unitholders. The Amended Credit Agreement prohibits us from making distributions to unitholders unless we have at least $25.0 million in availability under the Tranche A Revolving Credit Facility and maintain a consolidated leverage ratio of not greater than 7.50:1.00. Neither test can be satisfied currently or is expected to be satisfied for the foreseeable future.

If we violate any of the restrictions, covenants, ratios or tests in our Amended Credit Agreement or the indenture pursuant to which the senior notes were issued, or fail to pay amounts thereunder when due, the lenders will be able to accelerate the maturity of all borrowings thereunder, cause cross-default and demand repayment of amounts outstanding, and our Tranche B Revolving Lenders’ commitment to make further loans to us under the Tranche B Revolving Credit Facility may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Any subsequent replacement of our debt obligations or any new indebtedness could have similar or greater restrictions.

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

Our returns on these investments are affected by financial market conditions that are beyond our control. If the investments in our trust funds experience significant declines, there could be insufficient funds in the trusts to cover the costs of delivering services and merchandise. Pursuant to state law, we may be required to cover any such shortfall in merchandise trusts with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations or cash flows. For more information related to our trust investments, see Note 7 and Note 8 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data.

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

In certain states, we have withdrawn allowable distributable earnings from our merchandise trusts, including gains prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions on withdrawals of future earnings when trust fund values drop below certain prescribed amounts. In the event of realized losses or market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. As of December 31, 2018, we had unrealized losses of approximately $7.1 million in the various trusts within these states, of which $4.2 million were in merchandise trust accounts and $2.9 million were in perpetual care trust accounts.

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

We and other death care companies that focus on traditional methods of interment face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations are performed for approximately 52% of the deaths in the United States. This percentage is expected to increase to approximately 58% by 2022. Because the products and services associated with cremations, such as niches and urns, produce lower revenues than the products and services associated with traditional interments, a continuing trend toward cremation may reduce our revenues.

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

Where permitted, the Partnership may enter into bonding arrangements with insurance companies whereby pre-need performance obligations otherwise required to be trusted, may be insured through a process called bonding. In the event that the Partnership is unable to deliver on bonded pre-need contract sales at the time of need, the insurance company will provide cash sufficient to deliver goods for the respective pre-need sale item. On an ongoing basis, the Partnership must negotiate acceptable terms of these various bonding arrangements, and the insurance company may require us to provide cash collateral from time to time under certain circumstances. To the extent that the Partnership is unable to negotiate acceptable terms for such arrangements and thus is no longer able to maintain existing bonds, it would need to deposit the corresponding amounts in the merchandise trusts. In addition, the insurance companies may increasingly require the Partnership to provide cash collateral for such surety bonds in light of its financial condition. The Partnership we may be required to provide additional cash collateral from time to time under certain circumstances. Any of these actions would have an adverse impact on the Partnership’s liquidity.

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

GP Holdings, as the sole member of our general partner, owns all of the Class A units of our general partner. Conflicts of interest may arise between GP Holdings and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of the unitholders. These conflicts include, among others, the following situations:

•

The Board of Directors of our general partner is elected by GP Holdings. Although our general partner has a fiduciary duty to manage us in good faith, the directors of our general partner also have a fiduciary duty to manage our general partner in a manner beneficial to GP Holdings, as the sole member of our general partner. By purchasing common units, unitholders will be deemed to have consented to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable law.

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

Our general partner reserved available cash starting the second quarter of 2017 to preserve capital resources and liquidity. We anticipate continuing to reserve available cash for such purposes which, when combined with the restrictions on distributions under our revolving credit facility, will continue to affect the amount of cash available for distribution to you.

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

Declines in overall economic conditions beyond our control could reduce future potential earnings and cash flows and could result in future impairments to goodwill and/or other intangible assets.

In addition to an annual review, we assess the impairment of goodwill and/or other intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in our stock price, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. If these factors occur, we may have a triggering event, which could result in an impairment of our goodwill and/or other intangible assets. If economic conditions worsen causing deterioration in our operating revenue, operating margins, and cash flows, we may have a triggering event that could result in an impairment of our goodwill and/or other intangible assets. Our cemetery segment, which had a goodwill balance of $24.9 million as of December 31, 2018, is more sensitive to market conditions and goodwill impairments because it is more reliant on preneed sales, which are impacted by customer discretionary spending.

Failure to maintain effective internal control over financial reporting could adversely affect our results of operations, investor confidence, and our stock price.

The accuracy of our financial reporting depends on the effectiveness of our internal control over financial reporting. Internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements because of its inherent limitations. If we do not maintain effective internal control over financial reporting or implement controls sufficient to provide reasonable assurance with respect to the preparation and fair presentation of our financial statements, we could be unable to file accurate financial reports on a timely basis, and our results of operations, investor confidence, and stock price could be materially adversely affected.

Our inability to timely file the periodic reports we are required to file under the Exchange Act may adversely affect our liquidity, the market for our common units and our business reputation.

We filed our Annual Report on Form 10-K for the year ended December 31, 2017, approximately four months after it was due. We filed our Quarterly Reports on Form 10-Q for the Quarters Ended March 31, 2018, June 30, 2018 and September 30, 2018 approximately nine, six and three months, respectively, after they were due.

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

The application of unclaimed property laws by certain states to our preneed funeral and cemetery backlog could have a material adverse impact on our liquidity, cash flows, and our financial results.

In the ordinary course, our businesses have sold preneed funeral and cemetery contracts for decades. To the extent these contracts will not be funded with the assignment of the proceeds of life insurance policies, depending on applicable state laws, we could be responsible for escheatment of the portion of the funds paid that relate to contracts which we are unlikely to fulfill. The application of unclaimed property laws could have a material adverse effect on our liquidity, cash flows, and financial results.

We have identified material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were not effective which could, if not remediated, result in additional material misstatements in our financial statements and may adversely affect our liquidity, the market for our common units and our business.

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over our financial reporting, as defined in Rules 13a- 15(e) and 13a-15(f), respectively, under the Securities Exchange Act of 1934. As disclosed in Part II, Item 9A. Controls and Procedures of this Annual Report on Form 10-K, management identified material weaknesses in our internal control over financial reporting and concluded our disclosure controls and procedures were not effective as of December 31, 2018. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our independent registered public accounting firm also expressed an adverse opinion on the effectiveness of our internal control over financial reporting.

We have commenced our remediation efforts as discussed in Part II, Item 9A. Controls and Procedures of this Annual Report on Form 10-K to address the material weaknesses in internal control over financial reporting and ineffective disclosure controls and procedures, which may include replacing and or enhancing our accounting systems in order to better perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act.  If accounting systems are not successfully implemented or we encounter other difficulties we might incur significant unexpected expenses in order to perform the Section 404 evaluation and our ability to file timely with the SEC may be adversely impacted. In addition, if our remedial measures are insufficient, or if additional material weaknesses or significant deficiencies in our internal controls occur in the future, we could be required to further restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the weaknesses or deficiencies, harm our reputation or otherwise cause a decline in investor confidence.

We have experienced significant changes in our senior management, which may have adversely affected our operations.

In March 2018, the resignation of Paul Grady as our President and Chief Executive Officer became effective, and he was succeeded by Leo J. Pound, who served as Acting Chief Executive Officer from March 2018 until July 2018. Joseph M. Redling began service as our President and Chief Executive Officer on July 18, 2018.  We also have had several other changes in our senior management since January 1, 2018. These changes have led to diversion of time by both our management and our Board of Directors in focusing on recruiting and hiring suitable replacements and assisting in the transition of our new executives, which may have adversely affected our operations and may continue to do so until our new executives have completed their transitions into their new positions.

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

If we were treated as a corporation for U.S. federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which was reduced to 21% as part of the 2017 Act.  Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Our net operating loss position would mitigate this cost. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units. Moreover, treatment of us as a corporation could have a material adverse effect on our ability to make payments on our debt obligations.

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

Our business was conducted by an affiliated group of corporations during periods prior to the completion of our initial public offering and, since the initial public offering, continues to be conducted in part by corporate subsidiaries. The amount of cash dividends we receive from our corporate subsidiaries over the next several years will depend in part upon the amount of net operating losses available to those subsidiaries to reduce the amount of income subject to federal income tax they would otherwise pay. At December 31, 2018, the Partnership had available approximately $396.6 million and $500.7 million of federal and state net operating loss carryforwards, respectively, a portion of which expires annually. Net operating losses of $1.0 million expired in 2017 and net operating losses of $5.9 million will expire in 2018 if left unused. The amount of net operating losses available to reduce the income tax liability of our corporate subsidiaries in future taxable years could be reduced as a result of audit adjustments with respect to prior taxable years. Notwithstanding any limited indemnification rights we may have, any increase in the tax liabilities of our corporate subsidiaries because of a reduction in net operating losses will reduce our cash available for distribution.

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

CEMETERIES AND FUNERAL HOMES

The following table summarizes the distribution of our cemetery and funeral home properties by state as of December 31, 2018 as well as the average estimated remaining sales life in years for our cemeteries based upon the number of interment spaces sold during the most recent three years:

	Cemeteries	Funeral Homes	Cemetery Net Acres	Average Estimated Net Sales Life in Years	Number of Interment Spaces Sold in 2018
Alabama	9	6	305	188	744
California	7	7	271	69	1,177
Colorado	2	—	12	437	52
Delaware	1	—	12	169	16
Florida	9	27	278	90	890
Georgia	7	—	135	149	375
Illinois	11	2	438	56	4,320
Indiana	11	5	1,013	213	1,222
Iowa	1	—	89	392	117
Kansas	3	2	84	175	315
Kentucky	2	—	59	95	108
Maryland	10	1	716	171	665
Michigan	13	—	818	272	1,268
Mississippi	2	1	44	415	32
Missouri	6	3	277	289	507
New Jersey	6	—	341	55	817
North Carolina	19	2	619	165	1,452
Ohio	14	2	953	238	1,532
Oregon	7	10	162	245	429
Pennsylvania	68	8	5,319	355	6,049
Puerto Rico	7	4	209	115	472
Rhode Island	2	—	70	201	26
South Carolina	8	1	395	287	300
Tennessee	11	5	657	178	1,055
Virginia	34	2	1,183	217	2,001
Washington	3	—	33	58	178
West Virginia	33	2	1,404	487	745
Wisconsin	16	—	533	201	1,675
Total	322	90	16,429	223	28,539

We calculated estimated remaining sales life for each of our cemeteries by dividing the number of unsold interment spaces as of December 31, 2018 by the average number of interment spaces sold at that cemetery in the three most recent fiscal years. For purposes of estimating remaining sales life, we defined unsold interment spaces as unsold burial lots and unsold spaces in existing mausoleum crypts as of December 31, 2018. We defined interment spaces sold in the three most recent fiscal years as:

•	the number of burial lots sold, net of cancellations, over such period;
•	the number of spaces sold over such period in existing mausoleum crypts, net of cancellations; and
•	the number of spaces sold over such period in mausoleum crypts that we have not yet built, net of cancellations.

We count the sale of a double-depth burial lot as the sale of two interment spaces since a double-depth burial lot includes two interment rights. For the same reason we count an unsold double-depth burial lot as two unsold interment spaces. Because our sales of cremation niches were immaterial, we did not include cremation niches in the calculation of estimated remaining sales life. When calculating estimated remaining sales life, we did not take into account any future cemetery expansion. In addition, sales of an unusually high or low number of interment spaces in a particular year affect our calculation of estimated remaining sales life. Future sales may differ from previous years’ sales, and actual remaining sales life may differ from our estimates. We calculated the average estimated remaining sales life by aggregating unsold interment spaces and interment spaces sold on a state-

by-state or company-wide basis. Based on the average number of interment spaces sold in the last three fiscal years, we estimate that our cemeteries have an aggregate average remaining sales life of 223 years.

The following table shows the cemetery properties that we owned or operated as of December 31, 2018, grouped by estimated remaining sales life:

	0 - 25 years	26 - 49 years	50 - 100 years	101 - 150 years	151 - 200 years	Over 200 years
Alabama	—	—	2	3	1	3
California	2	1	3	—	—	1
Colorado	—	—	1	—	—	1
Delaware	—	—	—	—	1	—
Florida	1	1	5	-	1	1
Georgia	1	—	2	1	1	2
Illinois	2	2	2	1	1	3
Indiana	—	—	1	3	2	5
Iowa	—	—	—	—	—	1
Kansas	—	—	2	—	—	1
Kentucky	1	—	—	—	1	—
Maryland	2	—	—	3	1	4
Michigan	—	—	2	3	4	4
Mississippi	—	—	—	—	—	2
Missouri	—	—	—	3	—	3
New Jersey	2	1	2	1	—	—
North Carolina	—	3	1	2	1	12
Ohio	—	—	2	3	1	8
Oregon	—	—	1	1	-	5
Pennsylvania	9	3	4	5	3	44
Puerto Rico	—	—	2	1	2	2
Rhode Island	—	—	1	—	—	1
South Carolina	—	—	2	1	—	5
Tennessee	—	—	2	2	—	7
Virginia	3	1	2	6	1	21
Washington	—	—	2	—	1	—
West Virginia	5	—	3	3	2	20
Wisconsin	1	—	2	1	2	10
Total	29	12	46	43	26	166

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

For information regarding our significant pending administrative and judicial proceedings involving regulatory, operating, transactional, environmental, and other matters, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 13, Contingencies and Commitments.

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

MARKET INFORMATION

Our common units are listed on the New York Stock Exchange ("NYSE") under the symbol "STON". As of March 15, 2019, there were approximately eighteen thousand beneficial unitholders, forty-three unitholders of record and 38,223,861 common units outstanding, representing an approximately 99% limited partner interest in us.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the disclosure under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented below provides information to assist in understanding our financial condition and results of operations and should be read in conjunction with the Partnership’s consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data.

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

Our major risks are related to our substantial secured and unsecured indebtedness, our ability to refinance our secured indebtedness in the near term, uncertainties associated with the cash flow from pre-need and at-need sales, trusts and financings, which may impact our ability to meet our financial projections and service our debt, as well as with our ability to maintain an effective system of internal control over financial reporting and disclosure controls and procedures.

Our additional risks and uncertainties include, but are not limited to, the following: uncertainties associated with future revenue and revenue growth; uncertainties associated with the integration or anticipated benefits of recent acquisitions or any future acquisitions; our ability to complete and fund additional acquisitions; the effect of economic downturns; the impact of our significant leverage on our operating plans; uncertainty of our ability to generate sufficient cash to service all of our indebtedness; the decline in the fair value of certain equity and debt securities held in trusts; our ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; increased use of cremation; changes in religious beliefs, changes in the death rate; changes in the political or regulatory environments, including potential changes in tax accounting and trusting policies; our ability to successfully implement a strategic plan relating to achieving operating improvements, strong cash flows and further deleveraging; our ability to successfully compete in the cemetery and funeral home industry; litigation or legal proceedings that could expose us to significant liabilities and damage our reputation; the effects of cyber security attacks due to our significant reliance on information technology; our ability to negotiate bonding arrangements with third-party insurance companies; uncertainties relating to the financial condition of third-party insurance companies that fund our pre-need funeral contracts; and various other uncertainties associated with the death care industry and our operations in particular.

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

BUSINESS OVERVIEW

We are a publicly-traded Delaware master-limited partnership ("MLP") and provider of funeral and cemetery products and services in the death care industry in the United States. As of December 31, 2018, we operated 322 cemeteries in 27 states and Puerto Rico, of which 291 were owned and 31 were operated under lease, management or operating agreements. We also owned, operated or managed 90 funeral homes in 17 states and Puerto Rico. We are proposing to convert to a “C” Corporation, which if, approved, will be effective during 2019.  See Part 1, Item 1. Financial Statements, Note 1 General, to the consolidated financial statements for further information related to the Merger and Reorganization Agreement.

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

Our revenue depends upon the demand for funeral and cemetery services and merchandise, which can be influenced by a variety of factors, some of which are beyond our control including: demographic trends including population growth, average age, death rates and number of deaths. Our operating results and cash flows could also be influenced by our ability to remain relevant to the customer. We provide a variety of unique product and service offerings to meet the needs of our customer’s families. The mix of services could influence operating results, as it influences the average revenue per contract. Expense management including controlling salaries, merchandise costs, corporate overhead and other expense categories could also impact operating results and cash flows. Lastly, economic conditions, legislative and regulatory changes, and tax law changes, all of which are beyond our control could impact our operating results including cash flow.

For further discussion of our key operating metrics, see our Results of Operations and Liquidity and Capital Resources sections below.

RECENT EVENTS

The following key events and transactions occurred during 2018 and through the date of issuance of the attached financial statements as discussed in further detail in Results of Operations sections of Management’s Discussion and Analysis:

•	Joseph M. Redling became our President and Chief Executive Officer on July 18, 2018.
•

Patricia D. Wellenbach and Stephen J. Negrotti were appointed to the Board of Directors in April 2018, following the expiration of the terms of Allen Freedman and Howard Carver as members of the Board of Directors.

•	On September 27, 2018, the Partnership entered into a Merger and Reorganization Agreement, pursuant to which, the GP will convert from a Delaware Limited Liability Company into a Delaware Corporation
•

During 2018, the Board of Directors of our general partner appointed Stephen J. Negrotti and Patricia D. Wellenbach to serve on the Conflicts Committee for purposes of evaluating the propose conversion transaction and the agreements related thereto.  The Conflicts Committee, which is authorized to exercise all of the power and authority of the Board of Directors in connection with investigating, reviewing and acting on matters referred or disclosed to it where a conflict of interest exists or arises and performing such other functions as the board may assign to the Conflicts Committee from time to time.

•

During the fourth quarter 2018, the Partnership approved certain strategic, operational and organizational steps for the Partnership to take to refocus its operations and enhance shareholder value. These actions were the result of a comprehensive assessment of the Partnership's strengths and challenges, our cost structure and execution capabilities, and our most promising opportunities to drive future cash flow and earnings growth. The cost reduction initiatives include a reduction in headcount of approximately 45 corporate positions of our workforce, a streamlining of general and administrative expenses, optimizing spend and refocusing field operations.

•

On February 4, 2019, we amended and restated our existing Credit Agreement, which had been previously amended in June and July 2018, to modify its covenants to provide us with greater financial and operating flexibility.

•

On February 4, 2019, as part of the recent amendment to our credit facility, we have added a “last out” senior secured credit facility with Axar Capital Management, a related party, for up to $35.0 million. The proceeds of the facility will be used to finance the working capital needs and for other general corporate purposes to drive improvements in sales.  We borrowed $15.0 million under this facility on February 4, 2019, and any borrowings resulting in the outstanding balance of this last-out facility exceeding $25.0 million were subject to receipt of a fairness opinion with respect to the last-out facility, which we have now obtained.

GENERAL TRENDS AND OUTLOOK

We expect our business to be affected by key trends in the death care industry, based upon assumptions made by us and information currently available. Death care industry factors affecting our financial position and results of operations include, but are not limited to, demographic trends in terms of population growth, average age and cremation trends. In addition, we are subject to fluctuations in the fair value of equity and fixed-maturity debt securities held in our trusts. These values can be negatively impacted by contractions in the credit market and overall downturns in economic activity. Our ability to make payments on our debt depends on our success at managing operations with respect to these industry trends. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

Due to enhanced inventory control procedures implemented in late 2018, we recorded inventory impairment charges related to damaged and excess inventory and to certain excess inventory allocated to pre-need customers that had been damaged due to weather related deterioration or had otherwise been deemed impractical for use by management. These impairments resulted in an increase of $3.4 million to cost of goods sold and $8.9 million charge included in other losses for the year ended December 31, 2018. During 2017, we analyzed our contract cancellations on a consolidated basis. Based on accounts receivable collection and contract cancellation analyses performed at the individual cemetery and funeral home level we had a change in estimate regarding our allowance for contract cancellations as of  December 31, 2017, which resulted in an increase of $6.5 million in total revenues for the year ended December 31, 2017.

We operate certain cemetery and funeral home properties in Florida and Puerto Rico, which were affected by hurricanes during September 2017. We incurred property damages of $0.8 million for the year ended December 31, 2017 before considering any insurance recoveries which we may be entitled to receive.  During 2018, we received insurance proceeds to offset most of the losses incurred.

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

RESULTS OF OPERATIONS

We have two distinct reportable segments, Cemetery Operations and Funeral Home Operations, which are supported by corporate costs and expenses.  Additional information about our reportable segments are contained in Item. 1. Business and Item 8. Financial Statements and Supplementary Data - Note 18 Segment Information

Cemetery Operations

Overview

We are currently the second largest owner and operator of cemeteries in the United States of America. As of December 31, 2018 we operated 322 cemeteries in 27 states and Puerto Rico. We own 291 of these cemeteries and we manage or operate the remaining 31 under lease, operating or management agreements. Revenues from Cemetery Operations accounted for approximately 83% of our total revenues during the year ended December 31, 2018.

Operating Results

The following table presents operating results for our Cemetery Operations for the respective reporting periods (in thousands):

	Years Ended December 31,
	2018 As reported under FASB ASC 606	2017 As reported under FASB ASC 605
Interments	$76,902	$75,077
Merchandise	75,412	75,602
Services	67,278	70,704

Interest income	8,995	8,261
Investment and other	33,348	47,052
Total revenues	261,935	276,696
Cost of goods sold	54,647	51,899
Cemetery expense	78,708	76,857
Selling expense	62,538	66,083
General and administrative expense	43,081	39,111
Depreciation and amortization	8,037	8,909
Total costs and expenses	247,011	242,859
Segment income	$14,924	$33,837

The following table presents supplemental operating data for the periods presented (in thousands):

	Years Ended December 31,
SUPPLEMENTAL DATA:	2018	2017
Interments performed	54,773	54,109
Net interment rights sold (1)
Lots	27,044	28,235
Mausoleum crypts (including pre-construction)	1,334	1,926
Niches	1,685	1,857
Total net interment rights sold (1)	30,063	32,018
Number of pre-need cemetery contracts written	39,989	44,894
Number of at-need cemetery contracts written	57,664	59,387
Number of cemetery contracts written	97,653	104,281

______________________________

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

Cemetery interments revenues were $76.9 million for the year ended December 31, 2018, an increase of $1.8 million from $75.1 million for the year ended December 31, 2017. The increase was primarily due to the adoption of ASC 606 of $7.8 million.  Partially offsetting this increase was a decrease due to increases in discounts and promotions of $2.8 million, a decline in pre-need crypt revenues of $1.9 million, a return to a normal level of cancellations of $0.9 million as there was a reversal of the cancellation reserve in the prior year that did not recur in the current period and a net decrease in revenue from various other products totaling $0.4 million.

Cemetery merchandise revenues were $75.4 million for the year ended December 31, 2018, a decrease of $0.2 million from $75.6 million for the year ended December 31, 2017. The decrease was primarily due to a decline in pre-installation of vaults of $4.9 million, a decline in contracts serviced that were acquired through acquisitions in prior years of $4.3 million, an increase in discounts and promotions of $3.7 million and a return to a normal level of cancellations of $1.1 million as there was a reversal of the cancellation reserve in the prior year that did not recur in the current period.  Partially offsetting these decreases were an increase in pre-need markers serviced of $5.9 million, the adoption of ASC 606 of $5.8 million, an increase in at-need marker sales of $1.2 million and a net increase in revenue from various other products totaling $0.9 million. The declines in contracts serviced that were acquired through acquisitions and pre-installation of vaults for the current period were primarily due to a return to a normal level of recognition of sales compared to the prior year. The recognition of sales in the prior year was higher than normal due to constructive delivery of a large back-log of pre-need merchandise that became available to be serviced in that period.

Cemetery services revenues were $67.3 million for the year ended December 31, 2018, a decrease of $3.4 million from $70.7 million for the year ended December 31, 2017. The decrease was primarily due to a decrease of $4.3 million in pre-need opening and closing service revenues largely related to the decrease in pre-need vault installations, a decrease in at-need opening and closing revenues of $2.2 million, the adoption of ASC 606 of $1.4 million, and a return to a normal level of cancellations of $0.7 million as there was a reversal of the cancellation reserve in the prior year that did not recur in the current period. Partially offsetting these decreases were an increase in revenue due to decreases in discounts and promotions of $3.8 million and a net increase in revenues from various other products totaling $1.4 million.

Interest income was $9.0 million for the year ended December 31, 2018, an increase of $0.7 million from $8.3 million for the year ended December 31, 2017. The increase was due to an increase in payments and a corresponding acceleration of interest received.

Investment and other income was $33.3 million for the year ended December 31, 2018, a decrease of $13.7 million from $47.1 million for the year ended December 31, 2017. The decrease was primarily due the adoption of ASC 606, which resulted in a reduction of document fees of $11.4 million. Under ASC 606, document fees are no longer considered a separate performance obligation and the associated revenues are allocated pro rata to the other performance obligations on the associated contracts. This was combined with a decrease in document fees of $1.3 million related to the decline in sales, a decrease in land sales of $0.8 million, and a net decrease of $0.2 million in various other sources of investment and other income.

Cost of goods sold was $54.6 million for the years ended December 31, 2018, an increase of $$2.7 million from $51.9 million for the year ended December 31, 2017. The increase was primarily the result of vault inventory adjustments and impairments, increases in the cost of merchandise associated with older contracts that were acquired through acquisitions and a return to a normal level of cancellations as there was a reversal of the cancellation reserve in the prior year that did not recur in the current period. The adoption of ASC 606 was a decrease of $1.3 million.

Cemetery expenses were  $78.7 million for the year ended December 31, 2018, an increase of $1.9 million from $76.9 million for the year ended December 31, 2017. The increase was primarily due to increases in real estate taxes of $1.8 million as a result of reassessment of certain properties under management, coupled with a $0.1 million increase in landscaping.

Selling expenses were $62.5 million for the year ended December 31, 2018, a decrease of $3.5 million from $66.1 million for the year ended December 31, 2017. The decrease was due to a reduction in compensation to sales personnel of $2.2 million primarily resulting from the decline in sales, a reduction in advertising and marketing expenses of $1.9 million, a reduction in travel and entertainment of $0.6 million, and a net decrease in various other expenses totaling $0.6 million. Partially offsetting these decreases was the adoption of ASC 606 of $1.8 million.

General and administrative expenses were $43.1 million for the year ended December 31, 2018, an increase of $4.0 million from $39.1 million for the year ended December 31, 2017.  The increase was primarily due to increases in payroll of $2.1 million associated with the implementation of a general manager operating model, legal fees of $0.9 million, bad debt of $0.4 million, and various other expenses of $0.6 million, primarily surety bonds and insurance expense.

Depreciation and amortization expenses were $8.0 million for the year ended December 31, 2018, a decrease of $0.9 million from $8.9 million for the year ended December 31, 2017. The decrease was due to normal depreciation and amortization of the associated asset base.

Funeral Home Operations

Overview

As of December 31, 2018, we owned, operated or managed 90 funeral homes. These properties are located in 17 states and Puerto Rico. Revenues from Funeral Home Operations accounted for approximately 17% of our total revenues during the year ended December 31, 2018.

Operating Results

The following table presents operating results for our Funeral Home Operations for the respective reporting periods (in thousands):

	Years Ended December 31,
	2018 As reported under FASB ASC 606	2017 As reported under FASB ASC 605
Merchandise	$25,652	$27,767
Services	28,539	33,764
Total revenues	54,191	61,531
Merchandise	6,579	7,131
Services	22,159	22,929
Depreciation and amortization	2,744	3,080
Other	15,787	19,743
Total expenses	47,269	52,883
Segment income	$6,922	$8,648

Funeral home merchandise revenues were $25.7 million for the year ended December 31, 2018, a decrease of $2.1 million from $27.8 million for the year ended December 31, 2017. The decrease was primarily due to the impact of properties divested in the current year of $0.9 million, a return to a normal level of cancellations of $0.6 million as there was a reversal of the cancellation reserve in the prior year that did not recur in the current period, a decrease in traditional casket sales of $0.5 million and a net decrease of $0.1 million in revenues from various other products.

Funeral home services revenues were $28.5 million for the year ended December 31, 2018, a decrease of $5.2 million from $33.8 million for the year ended December 31, 2017. The decrease was primarily due to a decrease in insurance commission revenues of $2.1 million resulting from selling fewer insurance contracts. This decrease was combined with the impact of properties divested in the current year of $0.9 million, a decrease in service revenues of $0.9 million primarily associated with cremation services, a return to a normal level of cancellations of $0.6 million as there was a reversal of the cancellation reserve in the prior year that did not recur in the current period, the adoption of ASC 606 of $0.5 million and a net decrease of $0.2 million in revenues from various other services.

Funeral home expenses were $47.3 million for the year ended December 31, 2018, a decrease of $5.6 million from $52.9 million for the year ended December 31, 2017. The decrease was primarily due to savings of $2.9 million from elimination of the insurance sales group, the impact of properties divested in the current year of $1.5 million, a reduction in advertising and marketing of $0.4 million, a decrease in merchandise costs of $0.3 million associated with the decrease in revenues and a net decrease of $0.5 million in various other expenses.

Corporate Overhead

Corporate overhead expense was $53.3 million for the year ended December 31, 2018, an increase of $1.3 million from $52.0 million for the year ended December 31, 2017. The increase was primarily due to increases in consulting fees of $1.6 million primarily due to increased costs as a result of changes in senior management and legal fees related to the potential conversion to a C-Corp, stock compensation of $1.5 million and salaries and wages of $1.2 million and a net increase of $0.5 million in various other expenses. These increases were partially offset by a $3.5 million decrease in professional fees resulting from the completion of a review of our deferred contracts in the prior year.

Corporate Depreciation and Amortization

Depreciation and amortization expense was $1.0 million for the year ended December 31, 2018, a decrease of 0.2 million  from $1.2 million for the year ended December 31, 2017. The decrease was primarily due to normal depreciation and amortization of the associated asset base.

Gains and Losses

Other losses, net for the year ended December 31, 2018 were $11.5 million, an increase of $6.7 million from $2.0 million for the year ended December 31, 2017. During 2018, the Partnership recorded an impairment charge relating to damaged and excess inventory and other long-lived assets.  See Item 8, Note 3 for additional information.

For the year ended December 31, 2017, we incurred a net $0.9 million gain from the sales of certain cemetery and funeral home-related assets and businesses.  For the year ended December 31, 2017, we recorded a loss on goodwill impairment of $45.6 million related to our Funeral Home Operations reporting unit.

Interest Expense

Interest expense was $30.6 million for the year ended December 31, 2018, an increase of $3.3 million from $27.3 million for the year ended December 31, 2017. The increase was principally due to a write-off of deferred financing costs associated with amending our debt agreement in the second quarter of 2018 combined with a higher weighted average interest rate and higher weighted average line of credit balance outstanding for the current year compared to the prior year.

Income Tax Benefit

Income tax benefit was $1.8 million for the year ended December 31, 2018 compared to $9.6 million for the year ended December 31, 2017. The benefit for the year ended December 31, 2018 was driven by changes in the Tax Act which allowed the Company to reduce its future long life deferred tax liabilities by post 2017 federal net operating loss carryovers.  The benefit for the year ended December 31, 2017 was primarily driven by $11.6 million benefit as a result of the Tax Act, including a $6.5 million benefit due to the change in the federal tax rate and effective state rates and a $5.1 million benefit based on creation of long-lived assets due to the goodwill impairment recorded in the same period, which will create future unlimited-life carryovers. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including partnerships with significant income that are not subject to entity level income taxes.

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
•

expansion capital expenditures, net contributions to the merchandise and perpetual care trust funds and debt service obligations through available cash, cash generated from operations, additional borrowings or asset sales. Amounts contributed to the merchandise trust funds will be withdrawn at the time of the delivery of the product or service sold to which the contribution relates (see "Critical Accounting Policies and Estimates" regarding revenue recognition), which will reduce the amount of additional borrowings; and

•

any cash distributions we are permitted and determine to pay in accordance with our partnership agreement and maintenance capital expenditures through available cash and cash flows from operating activities.

While the Partnership relies heavily on its cash flows from operating activities and borrowings under its credit facility to execute its operational strategy and meet its financial commitments and other short-term financial needs, the Partnership cannot be certain that sufficient capital will be generated through operations or available to the Partnership to the extent required and on acceptable terms. Moreover, although the Partnership's cash flows from operating activities have been positive, the Partnership has experienced negative financial trends which, when considered in the aggregate, raise substantial doubt about the Partnership’s ability to continue as a going concern. These negative financial trends include:

•

the Partnership has continued to incur net losses for the years ended December 31, 2018 and 2017 and has an accumulated deficit as of December 31, 2018,  due to an increased competitive environment, an increase in professional fees and compliance costs and an increase in consulting fees associated with the Partnership's adoption  and implementation of the Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers incurred in the year ended December 31, 2018 and 2017;

•

a decline in billings coupled with the increase in professional, compliance and consulting expenses, tightened the Partnership's liquidity position and increased reliance on long-term financial obligations, which, in turn, eliminated  the Partnership's ability to pay distributions;

•

our failure to comply with certain covenants of our Credit Agreement (as defined below), as amended due to our inability to complete timely filings of our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, exceeding the maximum consolidated leverage ratio financial covenant for the periods ended December 31, 2017 and March 31, 2018, exceeding the maximum consolidated secured net leverage ratio financial covenant for the periods ended June 30, 2018, September 30, 2018 and December 31, 2018 and not being able to achieve the minimum consolidated fixed charge coverage ratio for the periods ended June 30, 2018, September 30, 2018 and December 31, 2018. As disclosed in the credit facility subsection in Part II, Item 8. Financial Statements and Supplementary Data Note 1 General and Note 10 Long-Term Debt, these failures constituted defaults that our lenders have waived; and

•

the provision  for ticking fees assessed on the amount of outstanding loans made under the Tranche A Revolving Credit Facility (the “Tranche A Revolving Loans”) and payable to the Tranche A Revolving Lenders (i) in-kind, by increasing the outstanding principal amount of such Lender’s Tranche A Revolving Loans (“PIK”) or (ii) in cash in the following amounts and on the following dates:

•	3.00% on July 1, 2019, of which (x) 2.00% shall PIK and (y) 1.00% shall be payable in cash, unless Required Lenders agree to PIK;

•	1.00% on August 1, 2019, payable in cash, unless the Required Lenders agree to PIK;

•	1.00% on September 1, 2019, payable in cash, unless the Required Lenders agree to PIK; and

•	1.00% on October 1, 2019, PIK;

During 2018 and to date in 2019, the Partnership has implemented (and will continue to implement) various actions to improve profitability and cash flows to fund operations. A summary of these actions is as follows:

•

continue to manage recurring operating expenses and seek to limit non-recurring operating expenses over the next twelve-month period, which includes the January 2019 Restructuring actions as further discussed in Note 17 Subsequent Events;

•

the Partnership engaged a financial advisor to advise the Partnership in the arrangement of the refinancing in full of the obligations with respect to the Tranche A Revolving Credit Facility including debt and equity financing vehicles, however, at this time the Partnership has no commitments to obtain any additional funds, and there can be no such assurance such funds will be available on acceptable terms or at all.

•	complete sales of certain assets and/or businesses to provide supplemental liquidity; and
•

for the reasons disclosed above, the Partnership was not in compliance with certain of its amended credit facility covenants as of December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018. These failures constituted defaults that the lenders agreed to waive pursuant to the Sixth Amendment and Waiver, the Seventh Amendment and Waiver and the Eighth Amendment and Waiver to the Partnership's credit facility on June 12, 2018, July 13, 2018 and February 4, 2019, respectively, as disclosed in the credit facility subsection in Note 10 Long-Term Debt and in Note 19 Subsequent Events. Moreover, based on the Partnership's forecasted operating performance, cash flows and projected plans to file financial statements on a timely basis consistent with the debt covenants, the Partnership does not believe it is probable that the Partnership will further breach the covenants under its amended credit facility for the next twelve-month period. However, there is no certainty that the Partnership's actual operating performance and cash flows will not be substantially different from forecasted results, and no certainty the Partnership will not need further amendments to its credit facility in the future. Factors that could impact the significant assumptions used by the Partnership in assessing its ability to satisfy its financial covenants include the following:

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

If the Partnership's planned and implemented actions are not completed  and cash savings realized and the Partnership fails to improve its operating performance and cash flows, or the Partnership is not able to comply with the covenants under its amended credit facility, the Partnership may be forced to limit its business activities, implement further modifications to its operations, further amend its credit facility and/or seek other sources of capital, and the Partnership may be unable to continue as a going concern. Additionally, a failure to generate additional liquidity could negatively impact the Partnership's access to inventory or services that are important to the operation of the Partnership's business. Given the Partnership's level of cash and cash equivalents, to preserve capital resources and liquidity, the Board of Directors of the General Partner concluded that it was not in the best interest of unitholders to pay distributions to unitholders after the first quarter of 2017. In addition, the Partnership's revolving credit facility prohibits the Partnership from making distributions to unitholders. Any of these events may have a material adverse effect on the Partnership's results of operations and financial condition. The ability of the Partnership to meets its obligations at December 31, 2018, and to continue as a going concern is dependent upon achieving the action plans noted above.  The consolidated financial statements for the year ended December 31, 2018 were prepared on the basis of a going concern which contemplates that the Partnership will be able to realize assets and discharge liabilities in the normal course of business.  Accordingly, they do not give effect to adjustments, if any, that would be necessary should the Partnership be required to liquidate its assets.  The ability of the Partnership to meet its obligations at December 31, 2018, and to continue as a going concern is dependent upon the availability of a refinancing in full of the obligations with respect to the Tranche A Revolving Credit Facility, continued ability to manage expenses and increase sales.  As such, the consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments that might result from the outcome of these uncertainties.

Cash Flows

Net cash provided by operating activities was $26.5 million during the year ended December 31, 2018, an increase of $11.5 million from $15.0 million during the year ended December 31, 2017. The $11.5 million favorable movement in net cash provided by operating activities resulted from $44.1 million net cash inflow to fund changes in working capital and a $32.7 million decrease in net income excluding non-cash items. The increase in net working capital was primarily the result of managing our working capital through an increased focus on collection of accounts receivable. The decrease in net income excluding non-cash items was due to a decrease in revenues coupled with increased general and administrative expense due to increased consulting and professional fees resulting from the potential C-Corp conversion and due to various changes in our senior management.

Net cash used in investing activities was $12.6 million during the year ended December 31, 2018, an increase of $3.6 million from $8.9 million during the year ended December 31, 2017. Net cash used in investing activities during 2018 consisted of $12.2 million for capital expenditures and $1.7 million, partially offset by proceeds from asset sales of $1.3 million, respectively. The increase was primarily attributable to a $1.4 million increase capital expenditures during 2018 due to the construction of a funeral home on an existing cemetery location, $1.7 million cash paid for acquisitions during 2018, compared to $1.2 million in proceeds from divestitures in 2017, partially offset by a $0.6 million increase in proceeds from asset sales.

Net cash used in financing activities was $2.6 million for the year ended December 31, 2018, an increase of $9.2 million from $11.8 million used for the year ended December 31, 2017. Net cash used in financing activities during 2018 was driven by   financing costs incurred of $4.0 million, partially offset by proceeds from long-term debt of $1.4 million. The increase in 2018 was due to $24.5 million in distributions in 2017 which did not occur in 2018, partially offset by a net decline of $13.0 million of proceeds from borrowings, net of repayments of debt and a $2.4 million increase in the cost of financing activities.

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

The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Years Ended December 31,
	2018	2017
Maintenance capital expenditures	$4,383	$6,894
Expansion capital expenditures	7,789	3,895
Total capital expenditures	$12,172	$10,789

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

As of December 31, 2018, the outstanding amount of borrowings under the Amended Credit Agreement was $155.7 million, which was used to pay down outstanding obligations under the Partnership’s prior credit agreement, to pay fees, costs and expenses related to the New Agreements and to fund working capital needs. Generally, proceeds of the Loans made under the Tranche A Revolving Credit Facility under the Amended Credit Agreement could be used to finance the working capital needs and for other general corporate purposes of the Borrowers and Guarantors, including acquisitions and distributions permitted under the Amended Credit Agreement. Proceeds of the Loans made under the Tranche B Revolving Credit Facility under the Amended Credit Agreement can be used to finance the working capital needs and for other general corporate purposes of the Borrowers and Guarantors, and to pay fees and expenses related to the Tranche B Revolving Credit Facility. On the Eighth Amendment Effective Date, no part of the proceeds of loans made under the Tranche B Revolving Credit Facility may be used to make any payment of principal on the Tranche A Revolving Loans.

Each Borrowing under the Tranche A Revolving Credit Facility is comprised of Base Rate Loans or Eurodollar Loans. The Loans comprising each Base Rate Borrowing (including each Swingline Loan) bear interest at the Base Rate plus the Applicable Rate, and the Loans comprising each Eurodollar Borrowing bear interest at the Eurodollar Rate plus the Applicable Rate.

Prior to June 12, 2018, the Applicable Rate was determined based on the Consolidated Leverage Ratio of the Partnership and its Subsidiaries and ranged from 1.75% to 3.75% for Eurodollar Rate Loans, 0.75% to 2.75% for Base Rate Loans and between 0.30% and 0.50% for unused commitment fee.  The Sixth Amendment increased the minimum and maximum Applicable Rate by 0.50% and redetermined the Applicable Rate based on the Consolidated Secured Net Leverage Ratio of the Partnership and its Subsidiaries to be in the range between 2.25% to 4.25% for Eurodollar Rate Loans and 1.25% to 3.25% for Base Rate Loans (but in no event less that the Applicable Rate that would be in effect if calculated as set forth in the Original Amended Agreement not giving effect to the Sixth Amendment and Waiver and the Seventh Amendment and Waiver).  As a result of the Eighth Amendment, the Applicable Rate is as follows: 4.50% for Eurodollar Rate Loans and 3.50% for Base Rate Loans from February 4, 2019 to February 28, 2019; 4.75% and 3.75%, respectively, from March 1, 2019 to March 31, 2019; 5.50% and 4.50%, respectively, from April 1, 2019 to April 30, 2019; 5.75% and 4.75%, respectively, from May 1, 2019 to May 31, 2019 and 6.00% and 5.00%, respectively, from June 1, 2019. As of December 31, 2018, the Applicable Rate for Eurodollar Rate Loans was 4.25% and for Base Rate Loans was 3.25%. On December 31, 2018, the weighted average interest rate on outstanding borrowings under the Amended Credit Agreement was 7.2%

The Amended Credit Agreement contains a financial covenant, pursuant to which the Partnership could or will not permit its Consolidated EBITDA to be less than the following amounts for the four consecutive fiscal quarters ending on the following dates: (i) $18.0 million for the period ended March 31, 2018; (ii) $13.0 million for the period ended June 30, 2018 (iii) $2.5 million for the period ended September 30, 2018, (iv) ($3.0 million) for the period ended December 31, 2018, (v) $1.0 million for the period ending March 31, 2019, (vi) $3.5 million for the period ending June 30, 2019; (vii) $8.0 million for the period ending September 30, 2019, (viii) $8.25 million for the period ending December 31, 2019; and (ix) $9.25 million for the period ending March 31, 2020.

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

The Senior Notes are jointly and severally guaranteed by certain of our subsidiaries. The indenture governing the Senior Notes contains covenants, including limitations of our ability to incur certain additional indebtedness and liens, make certain dividends, distributions, redemptions or investments, enter into certain transactions with affiliates, make certain asset sales, and engage in certain mergers, consolidations or sales of all or substantially all of our assets, among other items. As of December 31, 2018, we were in compliance with these covenants.

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

Given the Partnership’s level of cash and cash equivalents, to preserve capital resources and liquidity, the Board of Directors of the General Partner concluded that it was not in the best interest of unitholders to pay distributions to unitholders after the first quarter of 2017. In addition, our revolving credit facility effectively prohibits us from making distributions to unitholders.

We anticipate that we will use any cash generated from borrowings or asset sales for working capital and capital expenditures and provide a reserve to enhance our financial condition relative to the financial covenants in the Amended Credit Agreement.

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

A summary of our total contractual and contingent obligations as of December 31, 2018 is presented in the table below (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Debt (1)	$394,536	$25,786	$368,712	$38	$—
Cemetery land purchase obligation (2)	19,369	2,298	5,041	5,665	6,365
Operating leases	17,704	4,349	4,895	2,723	5,737
Capital leases	4,291	1,499	2,145	647	—
Lease and management agreements (3)	37,292	—	—	—	—
Purchase commitments	488	488
Deferred revenues (4)	914,286	—	—	—	—
Total contractual obligations	1,387,966	34,420	380,793	9,073	12,102
Contingent Obligations:
Letters of credit (5)	9,419	—	—	—	—
Other investment funds (6)	165,552	—	—	—	—
Total contingent obligations	174,971	—	—	—	—
Total	$1,562,937	$34,420	$380,793	$9,073	$12,102

(1)

Represents the interest payable and par value of debt due and does not include the unamortized debt discounts of $1.4 million at December 31, 2018. This table assumes that current amounts outstanding under our Credit Facility are not repaid until the maturity date of August 4, 2021.

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

(5)

We are occasionally required to post letters of credit, issued by a financial institution, to secure certain insurance programs or other obligations. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are posted for one-year terms and may be renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe it is unlikely that we will be required to fund a claim under our outstanding letters of credit. As of December 31, 2018, $9.4 million of our letters of credit were supported by our Revolving Credit Facility.

(6)

As of December 31, 2018, the perpetual care and merchandise trusts had $165.6 million in unfunded commitments to private credit funds. These capital commitments are callable at any time during the lockup periods which range from four to ten years with three potential one year extensions at the discretion of the funds’ general partners and will be funded using existing trust assets. This total cannot be separated into periods.

Not included in the above table are potential funding obligations related to our merchandise and service trusts. In certain states and provinces, we have withdrawn allowable distributable earnings including unrealized gains prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions when trust fund values drop below certain prescribed amounts. In the event that our trust investments do not recover from market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. As of December 31, 2018, we had unrealized losses of $7.1 million in the various trusts within these states.

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

Surety Bonds

We have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support our preneed sales activities.

When selling preneed contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. If we were not able to renew or replace any such surety bond, we would only be required to fund the trust for the portion of the applicable preneed contracts for which we have received payments from the customers, less any applicable retainage, in accordance with state law. We may be required to provide additional cash collateral from time to time under certain circumstances.

For the years ended December 31, 2018 and 2017, we had $91.4 and $87.7, respectively, of cash receipts from sales attributable to bonded contracts. These amounts do not consider reductions associated with taxes, obtaining costs or other costs.

Surety bond premiums are paid annually and the bonds are automatically renewable until maturity of the underlying preneed contracts, unless we are given prior notice of cancellation. Except for cemetery pre-construction bonds (which are irrevocable), the surety companies generally have the right to cancel the surety bonds at any time with appropriate notice. In the event a surety company were to cancel the surety bond, we are required to obtain replacement surety assurance from another surety company or fund a trust for an amount generally less than the posted bond amount. Management does not expect that we will be required to fund material future amounts related to these surety bonds due to a lack of surety capacity or surety company non-performance..

Off-Balance Sheet Arrangements

At December 31, 2018, we had letters of credit outstanding amounting to $9.4 million in the aggregate, which secure certain insurance programs or other obligations. The letters of credit not reflected as liabilities on our balance sheet. We have no other off-balance sheet arrangements, as defined in Item 303 of Regulation S-K, other than those disclosed on the Contractual Obligations and Commitments table above that have or are reasonably likely to have a current or future effect on our financial condition, results of operation or liquidity and capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with GAAP requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, depreciation and amortization, merchandise trust and perpetual care trust asset valuation, allowance for cancellations, unit-based compensation, deferred revenues, deferred merchandise trust investment earnings, deferred selling and obtaining costs, assets and liabilities obtained through business combinations, income taxes, hurricane-related losses and goodwill including any interim assessment for impairment. A summary of the significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included in Note 1 of Part II, Item 8. Financial Statements and Supplementary Data included in this report. The critical accounting policies and estimates we have identified are discussed below.

Revenue Recognition

We recognize revenue in an amount that reflects the consideration to which we expect to be entitled for the transfer of goods and services to our customers. We account for individual products and services separately as distinct performance obligations. Our performance obligations include the delivery of funeral and cemetery merchandise and services and cemetery property interment rights. Revenue is measured based on the consideration specified in a contract with a customer, and is net of any sales incentives and amounts collected on behalf of third parties.  The consideration (including any discounts) is allocated among separate products and services in a package based on their relative stand-alone selling prices. The stand-alone selling price is determined by management based upon local market conditions and reasonable ranges for both merchandise and services which is the best estimate of the stand-alone price. For items that are not sold separately (e.g., second interment rights), we estimate stand-alone selling prices using the best estimate of market value. We estimated the stand-alone selling price using inputs such as average selling price and list price broken down by each geographic location. Additionally we considered typical sales promotions that could have impacted the stand-alone selling price estimates.

Revenue is recognized when control of the merchandise or services is transferred to the customer. Control transfers when merchandise is delivered or services are performed. For cemetery property interment rights, control transfers to the customer when the property is completed and available for use and the interment right has been sold and can no longer be marketed or sold to another customer.

On our at need contracts, we generally deliver the merchandise and perform the services at the time of need. Personalized marker merchandise and marker installation services sold on at need contracts are recognized when control is transferred to the customer, generally when the marker is delivered and installed in the cemetery.  On our preneed contracts, we generally defer revenue associated with sales of preneed contracts and only recognize revenue when the control of the merchandise or the services is transferred to the customer, which is upon delivery of the merchandise or as services are performed, generally at the time of need. On certain preneed contracts, we may purchase the merchandise from vendors, which includes personalization, and may either store the merchandise at a vendor storage facility or at the cemetery location.

Pursuant to state law, all or a portion of the proceeds from funeral and cemetery merchandise or services sold on a preneed basis may be required to be paid into trust funds. We defer investment earnings related to these merchandise and service trusts until the associated merchandise is delivered or services are performed.  A portion of the proceeds from the sale of cemetery property interment rights is required by state law to be paid by us into perpetual care trust funds to maintain the cemetery. This portion of the proceeds is not recognized as revenue. Investment earnings from these trusts are distributed to us regularly and recognized in current cemetery revenue.

We recognize revenue and record the cost of sales when control is transferred for the merchandise, which occurs upon delivery to the third-party storage facility or installation of the merchandise at the cemetery.  For more information related to revenue, see Note 1 General and Note 12 Deferred Revenues and Costs in Part II, Item 8. Financial Statements and Supplementary Data.

Deferred Revenues

Revenues from the sale of services and merchandise, as well as any investment income from the merchandise trusts, are deferred until such time that the services are performed or the merchandise is delivered. In addition to amounts deferred on new contracts, investment income and unrealized gains and losses on our merchandise trusts, deferred revenues includes deferred revenues from pre-need sales that were entered into by entities prior to the acquisition of those entities by us, including entities that were acquired by Cornerstone Family Services, Inc. upon its formation in 1999. We provide for a profit margin for these deferred revenues to account for the projected future costs of delivering products and providing services on pre-need contracts that we acquired through acquisitions. These revenues and their associated costs are recognized when the related merchandise is delivered or the services are performed and are presented on a gross basis on the consolidated statements of operations.

Loss Contract Analysis

We perform an analysis annually to determine whether our preneed contracts are in a loss position, which would necessitate a charge to earnings. For this analysis, we add the sales prices of the underlying contracts and net realized earnings, then subtract net unrealized losses to derive the net amount of estimated proceeds for contracts as of the balance sheet date. We consider unrealized gains and losses based on current market prices quoted for the investments, and we do not include future expected returns on the investments in our analysis. We compare our estimated proceeds to the estimated direct costs to deliver our contracts, which consist primarily of funeral and cemetery merchandise costs and salaries, supplies and equipment related to the delivery of a preneed contract. If a deficiency were to exist, we would record a charge to earnings and a corresponding liability for the expected loss on delivery of those contracts from our backlog. As of December 31, 2018, no such charge was required. Due to the positive margins of our preneed contracts and the trust portfolio returns we have experienced in prior years, we believe there is currently capacity for additional market depreciation before a loss contract would result.

Accounts Receivable Allowance for Cancellations

Prior to the adoption of ASC 606, at the time of a pre-need sale, we recorded an account receivable in an amount equal to the total contract value less any cash deposit paid net of an estimated allowance for cancellations. Upon adoption of ASC 606, the Partnership reclassified amounts due from customers for unfulfilled performance obligations on cancellable pre-need contracts to deferred revenue, net. As a result, the Partnership also eliminated the allowance for cancellation of these performance obligations. As the Partnership is now presenting the accounts receivable net of cancellable contracts, the allowance for cancellations was removed and the allowance on accounts receivable is represented by the provision for bad debt.

We provide for bad debt by applying a cancellation rate to amounts included in Accounts Receivable that have been recognized in revenue.  The cancellation rate is based upon a five year average rate by each specific location.

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

Business Combinations

Tangible and intangible assets acquired and liabilities assumed are recorded at their fair value and goodwill or bargain gain is recognized for any difference between the price of acquisition and our fair value determination. We have customarily estimated our purchase costs and other related transactions known to us at closing of the acquisition. To the extent that information not available to us at the closing date subsequently becomes available during the allocation period, we may adjust goodwill, intangible assets, assets or liabilities associated with the acquisition.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. We test goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. We determine the fair value of each reporting unit using a market multiple method to corroborate the value derived from using the income approach. We test goodwill for impairment annually, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. Our annual assessment has historically been performed as of December 31. However, during the fourth quarter of 2018, we changed our annual goodwill impairment test date from December 31st to October 1st, which necessitated completing a test as of October 1, 2018 so that no more than 12 months elapsed between annual tests.

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

The Partnership conducts its evaluation of goodwill impairment at the reporting unit level on an annual basis, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. As of October 1, 2018, the reporting unit with assigned goodwill was the Cemetery Operations segment. Goodwill impairment testing involves management judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by the fair value of the individual reporting unit using widely accepted valuation techniques, such as the market approach (earnings and price-to-book value multiples of comparable public companies) and/or the income approach (discounted cash flow (DCF) method).

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

The fair value determinations mentioned above require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the aforementioned reporting units may include such items as follows:

•	a prolonged downturn in the business environment in which the reporting unit operates;
•	reporting unit performance which significantly differs from our assumptions;
•	volatility in equity and debt markets resulting in higher discount rates; and
•	unexpected regulatory changes.

The Partnership completed its annual goodwill impairment assessment as of October 1, 2018. As a result of such assessment, management concluded that the fair value of its Cemetery Operations reporting unit exceeded its carrying value by approximately 40.5%. While historical performance and current expectations have resulted in fair value of its Cemetery Operations reporting unit in excess of its carrying value, if our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. The Partnership has sensitized certain key assumptions used to calculate Cemetery Operations reporting unit fair value, and note that either a 20% or greater shortfall of actual revenue growth to forecasted revenue growth or a 3.2% or greater increase in the discount rate would trigger impairment of the reporting unit. However, it is not possible at this time to determine if an impairment charge would result or if any such charge would be material.

Impairment of Long‑Lived Assets

We assess the carrying values of our long‑lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flow, undiscounted and without interest, expected to be generated by the asset.

In evaluating our assets for recoverability, we consider current market conditions, as well as our intent with respect to holding or disposing of the asset. Our intent with regard to the underlying assets might change as market conditions change, as well as other factors. Fair value is determined through various valuation techniques, including the income approach using a market discount rate, terminal capitalization rate and rental rate assumptions, or on the sales comparison approach to similar assets. If our analysis indicates that the carrying value of the asset is not recoverable, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

Assumptions and estimates used in the recoverability analyses for future cash flow, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with regard to our assets that occurs subsequent to our impairment analyses could impact these assumptions and result in future impairments of our assets.

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

The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting for the income tax effects of certain elements of the Tax Act. In accordance with SAB 118, we recognized the provisional tax impacts related to the remeasurement of deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended December 31, 2017. We have completed our analysis in 2018 and no material adjustments are noted. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued and actions we may take as a result of the Tax Act. For further information on the impacts of the Tax Act, see Note 11 in Part II, Item 8. Financial Statements and Supplementary Data.

As of December 31, 2018, our taxable corporate subsidiaries had federal and state net operating loss carryforwards of approximately $396.6 million and $500.7 million, respectively, a portion of which expires annually. Our ability to use such federal net operating loss carryforwards may be limited by changes in the ownership of our units deemed to result in an "ownership change" under the applicable provisions of the Internal Revenue Code of 1986, as amended.

Contingencies

We are subject to various legal proceedings in the ordinary course of business. Legal fees and other expenses related to litigation are expensed as incurred and included in general and administrative expenses. Contingent accruals are recorded in the Consolidated Statements of Operations when we determine that a loss related to a litigation matter is both probable and reasonably estimable. Due to the fact that legal proceedings and other contingencies are inherently unpredictable, our assessments involve significant judgments regarding future events.

Insurance loss reserves

We purchase comprehensive general liability, professional liability, automobile liability and workers’ compensation insurance coverages structured with high deductibles. This high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. Historical insurance industry experience indicates a high degree of inherent variability in assessing the ultimate amount of losses associated with casualty insurance claims. This is especially true with respect to liability and workers’ compensation exposures due to the extended period of time that transpires between when the claim might occur and the full settlement of such claim, which is often many years. We continually evaluate loss estimates associated with claims and losses related to these insurance coverages falling within the deductible of each coverage. Assumptions based on factors such as claim settlement patterns, claim development trends, claim frequency and severity patterns, inflationary trends and data reasonableness will generally affect the analysis and determination of the “best estimate” of the projected ultimate claim losses. The results of these evaluations are used to both analyze and adjust our insurance loss reserves.

Recent Accounting Pronouncements and Accounting Changes

For discussion of recent accounting pronouncements and accounting changes, see Note 1 in Part II, Item 8. Financial Statements and Supplementary Data.

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

INTEREST-BEARING INVESTMENTS

Our fixed-income securities subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of December 31, 2018, the fair value of fixed-income securities in our merchandise trusts and perpetual care trusts represented 0.3% and 1.7%, of the fair value of total trust assets, respectively. The aggregate of the quoted fair value of these fixed-income securities was $1.3 million and $5.6 million in the merchandise trusts and perpetual care trusts, respectively, as of December 31, 2018. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these fixed-income securities would change the fair market value of the assets in both our merchandise trusts and perpetual care trusts by less than $0.1 million based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized. Our money market and other short-term investments subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of December 31, 2018, the fair value of money market and short-term investments in our merchandise trusts and perpetual care trusts represented 3.5% and 3.9%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair value of these money market and short-term investments was $16.9 million and $12.8 million in the merchandise trusts and perpetual care trusts, respectively, as of December 31, 2018. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these money market and short-term investments would change the fair market value of the assets in both our merchandise trusts and perpetual care trusts by approximately $0.2 and $0.1 million, respectively, based on discounted expected future cash flows.

MARKETABLE EQUITY SECURITIES

Our marketable equity securities subject to market risk consist primarily of certain investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open-

ended mutual funds. As of December 31, 2018, the fair value of marketable equity securities in our merchandise trusts and perpetual care trusts represented 3.9% and 6.3%, of the fair value of total trust assets, respectively. The aggregate of the quoted fair market value of these individual equity securities was $19.2 million and $20.7 million in our merchandise trusts and perpetual care trusts, respectively, as of December 31, 2018, based on final quoted sales prices. Holding all other variables constant, a hypothetical 10% change in variable interest rates of the equity securities would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $1.9 million and $2.1 million, respectively, based on discounted expected future cash flows. As of December 31, 2018, the fair value of marketable closed and open-ended mutual funds in our merchandise trusts represented 42.7% of the fair value of total merchandise trust assets, 80.4% of which pertained to fixed-income mutual funds. As of December 31, 2018, the fair value of marketable closed and open-ended mutual funds in our perpetual care trusts represented 38.6% of total perpetual care trust assets, 84.5% of which pertained to fixed-income mutual funds. The aggregate of the quoted fair market value of these closed and open-ended mutual funds was $230.6 million and $127.7 million in the merchandise trusts and perpetual care trusts, respectively, as of December 31, 2018, based on final quoted sales prices, of which $185.5 million and $107.8 million, respectively, pertained to fixed-income mutual funds. Holding all other variables constant, a hypothetical 10% change in the average market prices of the closed and open-ended mutual funds would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $23.1 million and $12.8 million, respectively, based on discounted expected future cash flows.

OTHER INVESTMENT FUNDS

Other investment funds are measured at fair value using the net asset value per share practical expedient. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from two to eight years with three potential one year extensions at the discretion of the funds’ general partners. This asset class has an inherent valuation risk as the values provided by investment fund managers may not represent the liquidation values obtained by the trusts upon redemption or liquidation of the fund assets. As of December 31, 2018, the fair value of other investment funds in our merchandise trusts and perpetual care trusts represented 41.6% and 49.5%, respectively, of the fair value of total trust assets. The fair market value of the holdings in these funds was $203.3 million and $163.7 million in our merchandise trusts and perpetual care trusts, respectively, as of December 31, 2018, based on net asset value quotes.

DEBT INSTRUMENTS

Certain borrowings under our Amended Credit Facility bear interest at a floating rate, based on LIBOR, which is adjusted quarterly. This subjects us to increases in interest expense resulting from movements in interest rates. As of December 31, 2018, we had $155.7 million of borrowings outstanding under our credit facility, which generally bears interest at a variable rate.

Holding all other variables constant, a hypothetical 1% change in variable interest rates would change our consolidated interest expense for the year ended December 31, 2018 by approximately $1.6 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of StoneMor GP LLC and Unitholders of StoneMor Partners L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of StoneMor Partners L.P. (a Delaware Limited Partnership) and subsidiaries (the “Partnership”) as of December 31, 2018 and the related consolidated statements of operations, partners’ capital, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 2, 2019 expressed an adverse opinion.

Change in accounting principle

As discussed in Note 1 to the consolidated financial statements, the Partnership has changed its method of accounting for revenue recognition for the year ended December 31, 2018 due to the adoption of FASB Accounting Standards Codification (Topic 606), Revenue from Contracts with Customers.

Basis for opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Grant Thornton LLP

We have served as the Partnership’s auditor since 2018.

Philadelphia, Pennsylvania

April 2, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of StoneMor GP LLC and Unitholders of StoneMor Partners L.P.

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments to reflect the impact of adoption  of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), as disclosed in Note 1 under captions Reclassifications and Adjustments to Prior Period Financial Statements and Recently Issued Accounting Standard Updates - Adopted in the Current Period (“Note 1”) to the consolidated financial statements, the consolidated balance sheet of StoneMor Partners L.P. and subsidiaries (the "Partnership") as of December 31, 2017, the related consolidated statements of operations, partners’ capital, and cash flows, for the year ended December 31, 2017, and the related notes (collectively referred to as the "financial statements") (the 2017 financial statements before the effects of the retrospective adjustments discussed in Note 1 to the financial statements are not presented herein). In our opinion, the 2017 financial statements, before the effects of the adjustments to retrospectively apply the change in accounting discussed in Note 1 to the financial statements, present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting discussed in Note 1 to the financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

July 16, 2018

We began serving as the Partnership’s auditor in 1999. In 2018 we became the predecessor auditor.

STONEMOR PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$18,147	$6,821
Accounts receivable, net of allowance	57,928	79,116
Prepaid expenses	4,475	4,580
Assets held for sale	757	1,016
Other current assets	17,009	21,453
Total current assets	98,316	112,986

Long-term accounts receivable, net of allowance	87,148	105,935
Cemetery property	330,841	333,404
Property and equipment, net of accumulated depreciation	112,716	114,090
Merchandise trusts, restricted, at fair value	488,248	515,456
Perpetual care trusts, restricted, at fair value	330,562	339,928
Deferred selling and obtaining costs	112,660	126,398
Deferred tax assets	86	84
Goodwill	24,862	24,862
Intangible assets	61,421	63,244
Other assets	22,241	19,695
Total assets	$1,669,101	$1,756,082

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable and accrued liabilities	$59,035	$43,023
Accrued interest	1,967	1,781
Current portion, long-term debt	798	1,002
Total current liabilities	61,800	45,806

Long-term debt, net of deferred financing costs	320,248	317,693
Deferred revenues	914,286	912,626
Deferred tax liabilities	6,675	9,638
Perpetual care trust corpus	330,562	339,928
Other long-term liabilities	42,108	38,695
Total liabilities	1,675,679	1,664,386
Commitments and contingencies
Partners’ (deficit) capital :
General partner interest	(4,008)	(2,959)
Common limited partners’ interest	(2,570)	94,655
Total partners’ (deficit) capital	(6,578)	91,696
Total liabilities and partners’ capital	$1,669,101	$1,756,082

See Accompanying Notes to Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2018	2017
Revenues:
Cemetery:
Interments	$76,902	$75,077
Merchandise	75,412	75,602
Services	67,278	70,704
Investment and other	42,343	55,313
Funeral home:
Merchandise	25,652	27,767
Services	28,539	33,764
Total revenues	316,126	338,227
Costs and Expenses:
Cost of goods sold	54,647	51,899
Cemetery expense	78,708	76,857
Selling expense	62,538	66,083
General and administrative expense	43,081	39,111
Corporate overhead	53,281	51,964
Depreciation and amortization	11,736	13,183
Funeral home expenses:
Merchandise	6,579	7,131
Services	22,159	22,929
Other	15,787	19,743
Total costs and expenses	348,516	348,900

Gain on acquisitions and divestitures	691	858
Loss on goodwill impairment	—	(45,574)
Other losses, net	(12,195)	(2,045)
Operating loss	(43,894)	(57,434)
Interest expense	(30,602)	(27,345)
Loss from operations before income taxes	(74,496)	(84,779)
Income tax benefit	1,797	9,621
Net loss	$(72,699)	$(75,158)
General partner’s interest	$(757)	$(782)
Limited partners’ interest	$(71,942)	$(74,376)
Net loss per limited partner unit (basic and diluted)	$(1.90)	$(1.96)
Weighted average number of limited partners’ units outstanding (basic and diluted)	37,959	37,948

See Accompanying Notes to Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(dollars in thousands)

	Partners’ Capital
	Outstanding Common Units	Common Limited Partners	General Partner	Total
December 31, 2016	37,863,496	$192,268	$(1,914)	$190,354
Issuance of common units	—	744	—	744
Common unit awards under incentive plans	16,098	1,045	—	1,045
Net loss	—	(74,376)	(782)	(75,158)
Cash distributions	—	(24,282)	(263)	(24,545)
Unit distributions paid in kind	78,342	(744)	—	(744)
December 31, 2017	37,957,936	$94,655	$(2,959)	$91,696
Cumulative effect of accounting change	—	(27,805)	(292)	(28,097)
January 1, 2018	37,957,936	$66,850	$(3,251)	$63,599
Common unit awards under incentive plans	709	2,522	—	2,522
Net loss	—	(71,942)	(757)	(72,699)
December 31, 2018	37,958,645	$(2,570)	$(4,008)	$(6,578)

See Accompanying Notes to Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(72,699)	$(75,158)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	7,808	10,525
Depreciation and amortization	11,736	13,183
Provision for cancellations	7,358	6,244
Non-cash compensation expense	2,523	1,045
Non-cash interest expense	5,985	4,479
Gain on acquisitions and divestitures	(691)	(858)
Loss on goodwill impairment	—	45,574
Other losses, net	12,195	1,843
Changes in assets and liabilities:
Accounts receivable, net of allowance	4,498	(17,074)
Merchandise trust fund	4,295	46,695
Other assets	2,618	1,410
Deferred selling and obtaining costs	(4,819)	(9,508)
Deferred revenues	37,405	(9,049)
Deferred taxes, net	(2,591)	(10,439)
Payables and other liabilities	10,836	6,064
Net cash provided by operating activities	26,457	14,976
Cash Flows From Investing Activities:
Cash paid for capital expenditures	(12,172)	(10,789)
Cash paid for acquisitions	(1,667)	—
Proceeds from divestitures	—	1,241
Proceeds from asset sales	1,276	627
Net cash used in investing activities	(12,563)	(8,921)
Cash Flows From Financing Activities:
Cash distributions	—	(24,545)
Proceeds from borrowings	29,880	103,292
Repayments of debt	(28,493)	(88,951)
Cost of financing activities	(3,955)	(1,600)
Net cash used in financing activities	(2,568)	(11,804)
Net increase (decrease) in cash and cash equivalents	11,326	(5,749)
Cash and cash equivalents—Beginning of period	6,821	12,570
Cash and cash equivalents—End of period	$18,147	$6,821
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$25,606	$22,901
Cash paid during the period for income taxes	$1,725	$2,756
Non-cash investing and financing activities:
Acquisition of assets by financing	$2,673	$2,705
Classification of assets as held for sale	$543	$1,016

See Accompanying Notes to Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Nature of Operations

StoneMor Partners L.P. (the "Partnership") is a provider of funeral and cemetery products and services in the death care industry in the United States. As of December 31, 2018, the Partnership operated 322 cemeteries in 27 states and Puerto Rico, of which 291 were owned and 31 were operated under lease, management or operating agreements. The Partnership also owned and operated 90 funeral homes, including 42 located on the grounds of cemetery properties that we own, in 17 states and Puerto Rico.

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

Total revenues derived from the cemeteries under these agreements totaled approximately $52.3 million and $59.0 million for the years ended December 31, 2018 and 2017, respectively.

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

Pursuant to the Merger Agreement, (i) any then outstanding awards of phantom units granted to a member of the GP Board under the StoneMor Partners L.P. Long-Term Incentive Plan(as amended April 19, 2010) (the “2004 Partnership Equity Plan”), (ii) any then outstanding award of Phantom Units granted to a member of the GP Board under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan (the “2014 Partnership Equity Plan”), which was also renamed the StoneMor Amended and Restated 2018 Long-Term Incentive Plan (the “Restated Plan”), (iii) any then outstanding award of Phantom Units that is not a 2004 Director Deferred Phantom Unit Award or a 2014 Director Deferred Phantom Unit Award granted under either the 2004 Partnership Equity Plan or the 2014 Partnership Equity Plan (a “Phantom Award”), (iv) any then outstanding award of restricted units (“Restricted Units”) granted under the 2014 Partnership Equity Plan, (v) any then outstanding award of unit appreciation rights (“UARs”) granted under the 2004 Partnership Equity Plan (a “UAR Award”) shall, without any required action on the part of the holder thereof, be assumed by the Company and converted into an award denominated in Company Shares.

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

Uses and Sources of Liquidity

The Partnership’s primary sources of liquidity are cash generated from operations and borrowings under its revolving credit facility. As a master limited partnership (“MLP”), the Partnership's primary cash requirements, in addition to normal operating expenses, are for capital expenditures, net contributions to the merchandise and perpetual care trust funds, debt service and cash distributions. In general, as part of its operating strategy, the Partnership expects to fund:

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

While the Partnership relies heavily on its cash flows from operating activities and borrowings under its credit facility to execute its operational strategy and meet its financial commitments and other short-term financial needs, the Partnership cannot be certain that sufficient capital will be generated through operations or available to the Partnership to the extent required and on acceptable terms. Moreover, although the Partnership's cash flows from operating activities have been positive, the Partnership has experienced negative financial trends which, when considered in the aggregate, raise substantial doubt about the Partnership’s ability to continue as a going concern. These negative financial trends include:

•

the Partnership has continued to incur net losses for the years ended December 31, 2018 and 2017 and has an accumulated deficit as of December 31, 2018,  due to an increased competitive environment, an increase in professional fees and compliance costs and an increase in consulting fees associated with the Partnership's adoption  and implementation of the Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers incurred in the year ended December 31, 2018 and 2017;

•

decline in billings coupled with the increase in professional, compliance and consulting expenses, tightened the Partnership's liquidity position and increased reliance on long-term financial obligations, which, in turn, eliminated  the Partnership's ability to pay distributions;

•

the Partnership's failure to comply with certain debt covenants required by the Partnership’s credit facility due to the Partnership's inability to complete a timely filing of its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, as well as exceeding of the maximum consolidated leverage ratio financial covenant for the quarters ended December 31, 2017 and March 31, 2018, exceeding the maximum consolidated secured net leverage ratio financial covenant for the  periods ended June 30, 2018, September 30, 2018 and December 31, 2018 and not being able to achieve the minimum consolidated fixed charge coverage ratio for the periods ended June 30, 2018, September 30, 2018 and December 31, 2018.  As further disclosed in the credit facility subsection in Note 10 Long-Term Debt, these failures constituted defaults that the Partnership's lenders agreed to waive; and

•

the provision  for ticking fees assessed on the amount of outstanding loans made under the Tranche A Revolving Credit Facility (the “Tranche A Revolving Loans”) and payable to the Tranche A Revolving Lenders (i) in-kind, by increasing the outstanding principal amount of such Lender’s Tranche A Revolving Loans (“PIK”) or (ii) in cash in the following amounts and on the following dates:

•	3.00% on July 1, 2019, of which (x) 2.00% shall PIK and (y) 1.00% shall be payable in cash, unless Required Lenders agree to PIK;

•	1.00% on August 1, 2019, payable in cash, unless the Required Lenders agree to PIK;

•	1.00% on September 1, 2019, payable in cash, unless the Required Lenders agree to PIK; and

•	1.00% on October 1, 2019, PIK;

During 2018 and to date in 2019, the Partnership has implemented (and will continue to implement) various actions to improve profitability and cash flows to fund operations. A summary of these actions is as follows:

•

continue to manage recurring operating expenses and seek to limit non-recurring operating expenses over the next twelve-month period, which includes the January 2019 Restructuring actions as further discussed in Note 19 Subsequent Events;

•

the Partnership engaged a financial advisor to advise the Partnership in the arrangement of the refinancing in full of the obligations with respect to the Tranche A Revolving Credit Facility including debt and equity financing vehicles, however, at this time the Partnership has no commitments to obtain any additional funds, and there can be no such assurance such funds will be available on acceptable terms or at all;

•	complete sales of certain assets and businesses to provide supplemental liquidity; and
•

for the reasons disclosed above, the Partnership was not in compliance with certain of its amended credit facility covenants as of December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018. These failures constituted defaults that the lenders agreed to waive pursuant to the Sixth Amendment and Waiver, the Seventh Amendment and Waiver and the Eighth Amendment and Waiver to the Partnership's credit facility on June 12, 2018, July 13, 2018 and February 4, 2019, respectively, as disclosed in the credit facility subsection in Note 10 Long-Term Debt and in Note 19 Subsequent Events. Moreover, based on the Partnership's forecasted operating performance, cash flows and projected plans to file financial statements on a timely basis consistent with the debt covenants, the Partnership does not believe it is probable that the Partnership will further breach the covenants under its amended credit facility for the next twelve-month period. However, there is no certainty that the Partnership's actual operating performance and cash flows will not be substantially different from forecasted results, and no certainty the Partnership will not need further amendments to its credit facility in the future. Factors that could impact the significant assumptions used by the Partnership in assessing its ability to satisfy its financial covenants include the following:

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

If the Partnership's planned and implemented actions are not completed  and cash savings realized and the Partnership fails to improve its operating performance and cash flows, or the Partnership is not able to comply with the covenants under its amended credit facility, the Partnership may be forced to limit its business activities, implement further modifications to its operations, further amend its credit facility and/or seek other sources of capital, and the Partnership may be unable to continue as a going concern. Additionally, a failure to generate additional liquidity could negatively impact the Partnership's access to inventory or services that are important to the operation of the Partnership's business. Given the Partnership's level of cash and cash equivalents, to preserve capital resources and liquidity, the Board of Directors of the General Partner concluded that it was not in the best interest of unitholders to pay distributions to unitholders after the first quarter of 2017. In addition, the Partnership's revolving credit facility prohibits the Partnership from making distributions to unitholders. Any of these events may have a material adverse effect on the Partnership's results of operations and financial condition. The ability of the Partnership to meets its obligations at December 31, 2018, and to continue as a going concern is dependent upon achieving the action plans noted above.  The consolidated financial statements for the year ended December 31, 2018 were prepared on the basis of a going concern which contemplates that the Partnership will be able to realize assets and discharge liabilities in the normal course of business.  Accordingly, they do not give effect to adjustments, if any, that would be necessary should the Partnership be required to liquidate its assets.  The ability of the Partnership to meet its obligations at December 31, 2018, and to continue as a going concern is dependent upon the availability of a refinancing in full of the obligations with respect to the Tranche A Revolving Credit Facility, continued ability to manage expenses and increased sales.  As such, the consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments that might result from the outcome of these uncertainties.

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

Revenues

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

Nature of Goods and Services

The following is a description of the principal activities, separated by reportable segments, from which the Partnership generates its revenue. As discussed more fully in Note 18 Segment Information, the Partnership operates two reportable segments: Cemetery Operations and Funeral Home Operations.

Cemetery Operations

The Cemetery Operations segment principally generates revenue from (1) providing rights to inter remains in a specific cemetery property inventory space such as burial lots and constructed mausoleum crypts (“Interments”), (2) sales of cemetery merchandise which includes markers (i.e., method of identifying a deceased person in a burial space, crypt or niche), base (i.e., the substrate upon which a marker is placed), vault (i.e., a container installed in the burial lot in which the casket is placed), caskets, cremation niches and other cemetery related items (“Merchandise”) and (3) service revenues, including opening and closing (“O&C”), a service of digging and refilling burial spaces to install the burial vault and place the casket into the vault, cremation services and fees for installation of cemetery merchandise (“Services”). Products and services may be sold separately or in packages. For packages, the Partnership accounts for individual products and services separately as they are distinct (i.e., the product or service is separately identifiable from other items in the package and the customer can benefit from it on its own or with other resources that are readily available to the customer). The consideration (including any discounts) is allocated among separate products and services in a package based on their relative stand-alone selling prices.  The stand-alone selling price is determined by management based upon local market conditions and reasonable ranges for both merchandise and services which is the best estimate of the stand-alone price.  For items that are not sold separately (e.g., second interment rights), the Partnership estimates stand-alone selling prices using the best estimate of market value. The Partnership estimated the stand-alone selling price using inputs such as average selling price and list price broken down by each geographic location. Additionally the Partnership considered typical sales promotions that could have impacted the stand-alone selling price estimates.

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

Funeral Home Operations

Our Funeral Home Operations segment principally generates revenue from (1) sales of funeral home merchandise which includes caskets and other funeral related items (“Merchandise”) and (2) service revenues, including services such as family consultation, the removal of and preparation of remains and the use of funeral home facilities for visitation and services of remembrance (“Services”). Our funeral home operations also include revenues related to the sale of term and whole life insurance on an agency basis, in which we earn a commission from the sales of these policies. Insurance commission revenue is reported within service revenues. Products and services may be sold separately or in packages. For packages, the Partnership accounts for individual products and services separately as they are distinct (i.e., the product or service is separately identifiable from other items in the package and the customer can benefit from it on its own or with other resources that are readily available to the customer). The consideration (including any discounts) is allocated among separate products and services based on their relative stand-alone selling prices. The relative stand-alone selling price is determined by management's best estimate of the stand-alone price based upon the list price at each location. Funeral Home Operations primarily generate revenues from at-need sales.

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

Deferred Selling and Obtaining Costs

The Partnership defers certain costs (i.e., commissions and bonuses) that are incremental to obtaining pre-need cemetery and funeral contracts. The Partnership calculates the deferred selling costs asset by dividing total deferred selling and obtaining expenses by total deferrable revenues and multiplying such percentage by the periodic change in gross deferred revenues. Such costs are recognized when the associated performance obligation is fulfilled based upon the net change in deferred revenues. All other selling costs are expensed as incurred. Additionally, the Partnership has elected the practical expedient of not recognizing incremental costs to obtain as incurred when the amortization period otherwise would have been one year or less.

As of December 31, 2018, we had $112.7 million in deferred incremental direct selling costs included in Deferred charges and other assets. These deferred costs are classified as long-term on our Condensed Consolidated Balance Sheet because the

Partnership does not control the timing of the delivery of the merchandise or performance of the services as they are generally provided at the time of need. During the year ended December 31, 2018, the Partnership recognized $4.8 million from deferred incremental direct selling costs.

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

The Partnership classified certain assets of two cemeteries and two funeral homes at December 31, 2018 and two cemeteries and three funeral homes at December 31, 2017 as held for sale. The contributions of revenues and earnings by these assets in 2018 and 2017 were not material. Assets held for sale consisted of the following at the date indicated (in thousands):

	2018	2017
Cemetery property	$350	$128
Buildings and improvements	407	718
Funeral home land	-	170
Assets held for sale	$757	$1,016

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

The categorization of the asset or liability within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. For additional disclosures for all of our available-for-sale securities, see Note 7 and Note 8.

Inventories

Inventories are classified within other current assets on the Partnership’s consolidated balance sheets and include cemetery and funeral home merchandise valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis using a first-in, first-out method. Inventories were approximately $7.5 million and $12.1 million at December 31, 2018 and 2017, respectively.  Refer to Note 3 Impairment and Other Losses, for further information regarding impairment of inventories.

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

In the fourth quarter of 2017, the Partnership early adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, impairment is defined as the amount by which the carrying value of the reporting unit exceeds its fair value, up to the total amount of goodwill. Additionally, during the fourth quarter of 2018, we changed our annual goodwill impairment test date from December 31st to October 1st, which necessitated completing a test as of October 1, 2018 so that no more than 12 months elapsed between annual tests.

Intangible Assets

The Partnership has other acquired intangible assets, most of which have been recognized as a result of acquisitions and long-term lease, management and operating agreements. The Partnership amortizes these intangible assets over their estimated useful lives and periodically tests them for impairment.

Accounts Payable and Accrued Liabilities

The Partnership records liabilities for expenses incurred related to the current period in accounts payable and accrued liabilities on the Partnership’s consolidated balance sheets. At December 31, 2018 and 2017, accounts payable and accrued liabilities was comprised of accounts payable of $29.8 million and $18.5 million, respectively, accrued expenses of $21.7 million and $15.9 million, respectively, benefits and payroll liabilities of $6.9 million and $5.7 million, respectively, and tax liabilities of $3.1 million and $2.9 million, respectively. The $5.6 million increase in accrued expenses related to professional fee expenses.

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

Net Loss per Common Unit

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

The following is a reconciliation of net income (loss) allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands):

	Years Ended December 31,
	2018	2017
Net loss	$(72,699)	$(75,158)
Less: Incentive distribution right (“IDR”) payments to general partner	—	—
Net loss to allocate to general and limited partners	(72,699)	(75,158)
General partner’s interest excluding IDRs	(757)	(782)
Net loss attributable to common limited partners	$(71,942)	$(74,376)

Diluted net income (loss) attributable to common limited partners per unit is calculated by dividing net income (loss) attributable to common limited partners, less income allocable to participating securities, by the sum of the weighted average number of common limited partner units outstanding and the dilutive effect of unit awards, as calculated by the treasury stock or if converted methods, as applicable. These awards consist of common units that are contingently issuable upon the satisfaction of certain vesting conditions and common units issuable upon the exercise of certain unit appreciation rights awards under the terms of the Partnership’s long-term incentive plans (see Note 13).

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Years Ended December 31,
	2018	2017
Weighted average number of common limited partner units—basic	37,959	37,948
Add effect of dilutive incentive awards (1)	—	—
Weighted average number of common limited partner units—diluted	37,959	37,948

(1)

The diluted weighted average number of limited partners’ units outstanding presented on the consolidated statement of operations does not include 1,333,572 units and 289,937 units for the years ended December 31, 2018 and 2017, respectively, as their effects would be anti-dilutive.

Recently Issued Accounting Standard Updates - Adopted in the Current Period

Revenue

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, these updates enhance the disclosure requirements relating to revenue recognition and related cash flows. Additionally, the new revenue standard (“ASC 606”) requires the deferral of incremental direct selling costs to the period in which the related revenue is recognized. ASC 606, the new revenue standard, was effective for annual reporting periods (including interim reporting periods within those periods) beginning January 1, 2018.

The Partnership adopted the new revenue standard as of January 1, 2018 using the modified retrospective method and applying the new standard to all contracts with customers. Therefore, the comparative financial information has not been restated and continues to be reported under the accounting standards in effect that period. The Partnership elected to aggregate the effects of all contract modifications that occurred prior to the date of adoption when (i) identifying the satisfied and unsatisfied performance obligations, (ii) determining the transaction price and (iii) allocating the transaction price to the satisfied and unsatisfied performance obligations, rather than retrospectively restating the contracts for those modifications.

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

The cumulative effect of adopting the new revenue standard impacted the Partnership’s consolidated January 1, 2018 balance sheet as follows (in thousands):

Balance Sheet	Balance as of December 31, 2017	Impact of Adoption of FASB ASC 606	Balance as of January 1, 2018
Assets
Current Assets:
Cash and cash equivalents	$6,821	$-	$6,821
Accounts receivable, net of allowance	79,116	(6,122)	72,994
Prepaid expenses	4,580	-	4,580
Assets held for sale	1,016	-	1,016
Other current assets	21,453	-	21,453
Total current assets	112,986	(6,122)	106,864

Long-term accounts receivable - net of allowance	105,935	(6,527)	99,408
Cemetery property	333,404	(2,020)	331,384
Property and equipment, net of accumulated depreciation	114,090	-	114,090
Merchandise trusts, restricted, at fair value	515,456	-	515,456
Perpetual care trusts, restricted, at fair value	339,928	-	339,928
Deferred selling and obtaining costs	126,398	(18,557)	107,841
Deferred tax assets	84	7	91
Goodwill	24,862	-	24,862
Intangible assets	63,244	-	63,244
Other assets	19,695	-	19,695
Total assets	$1,756,082	$(33,219)	$1,722,863
Liabilities and partners' capital
Current liabilities
Accounts payable and accrued liabilities	$43,023	$1,329	$44,352
Accrued interest	1,781	-	1,781
Current portion, long-term debt	1,002	-	1,002
Total current liabilities	45,806	1,329	47,135
Long-term debt, net of deferred financing costs	317,693	-	317,693
Deferred revenues, net	912,626	(9,558)	903,068
Deferred tax liabilities	9,638	(367)	9,271
Perpetual care trust corpus	339,928	-	339,928
Other long term liabilities	38,695	3,474	42,169
Total liabilities	1,664,386	(5,122)	1,659,264

Partners' capital
General partner	(2,959)	(292)	(3,251)
Common partner	94,655	(27,805)	66,850
Total partners' equity	91,696	(28,097)	63,599

Total liabilities and partners' equity	$1,756,082	$(33,219)	$1,722,863

In accordance with FASB ASC 606 under the modified retrospective approach, the Partnership is required to disclose the impact of the new revenue standard by comparing the results of the current reporting period under FASB ASC 605. The impact of adopting ASC 606 on the Partnership’s condensed consolidated statement of operations for the year ended December 31, 2018 is as follows:

	Year Ended December 31, 2018
Statement of Operations	As Reported Under FASB ASC 606	Balances if Reported Under FASB ASC 605	Impact of Adoption
Revenues:
Cemetery:
Interments	$76,902	$69,111	$7,791
Merchandise	75,412	69,578	5,834
Services	67,278	68,642	(1,364)
Investment and other	42,343	53,787	(11,444)
Funeral home:	-
Merchandise	25,652	25,540	112
Services	28,539	28,998	(459)
Total revenues	$316,126	$315,656	$470

Costs and Expenses:
Cost of goods sold	$54,647	$55,934	$(1,287)
Cemetery expenses	78,708	78,708	-
Selling expense	62,538	60,763	1,775
General and administrative expense	43,081	42,720	361
Corporate overhead	53,281	53,281	-
Depreciation and amortization	11,736	11,736	-
Funeral home expenses:	-
Merchandise	6,579	6,579	-
Services	22,159	22,201	(42)
Other	15,787	15,755	32
Total costs and expenses	$348,516	$347,677	$839
Gain on acquisitions and divestitures	$691	$691
Other losses, net	(12,195)	(12,195)	-
Interest expense	(30,602)	(30,602)	-
Loss before income taxes	(74,496)	(74,127)	(369)
Income tax benefit (expense)	1,797	1,314	483
Net loss	$(72,699)	$(72,813)	$114

The impact of the adoption on the December 31, 2018 balance sheet was not material. The cumulative impact of the adoption on the statement of cash flows only impacted certain line items in cash flows from operating activities. Total net cash provided by operating activities did not change as a result of the adoption. The decreased net loss of $0.1 million for the year ended

December 31, 2018, respectively, was offset by changes in costs of lots sold, provision for bad debt, and changes in the balances of accounts receivable, deferred selling and obtaining cost, deferred revenues and deferred taxes, net.

Financial Instruments

In the first quarter of 2016, the FASB issued Update No. 2016-01, Financial Instruments (Subtopic 825-10) (“ASU 2016-01”). The core principle of ASU 2016-01 is that all equity investments should be measured at fair value with changes in the fair value recognized through operations. The amendment was effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application was not permitted for the key aspects of the amendment. The adoption of ASU 2016-01 on January 1, 2018 did not have a material impact on the Partnership's financial position, results of operations and related disclosures. These changes in fair value will be offset by a corresponding change in deferred merchandise trust gains (losses) within "Deferred revenues, net" and in "Perpetual care trust corpus" on the Partnership's condensed consolidated balance sheet.

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

Recently Issued Accounting Standard Updates - Not Yet Effective as of December 31, 2018

Presentation

In August 2018, the Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule was effective on November 5, 2018, as such, the Partnership plans to use the new presentation of a condensed consolidated statement of shareholders' equity within its interim financial statements beginning in its Form 10-Q for the quarter ending March 31, 2019. Other than the new presentation, the Partnership does not anticipate any material impact to its consolidated financial statements and related disclosures upon adoption.

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

ASU 2016-02 provides for certain practical expedients when adopting the guidance. The Partnership plans to elect the package of practical expedients allowing the Partnership to not reassess whether any expired or existing contracts are, or contain, leases, the lease classification for any expired or existing leases or initial direct costs for any expired or existing leases. The Partnership does not plan to apply the hindsight practical expedient allowing the Partnership to use hindsight when determining the lease term (i.e., evaluating the Partnership’s option to renew or terminate the lease or to purchase the underlying asset) and assessing impairment of expired or existing leases. The Partnership plans to apply the land easements practical expedient allowing the Partnership to not assess whether any expired or existing land easements are, or contain, leases if they were not previously accounted for as leases under the existing leasing guidance. Instead, the Partnership will continue to apply its existing accounting policies to historical land easements. The Partnership elects to apply the short-term lease exception; therefore, the Partnership will not record a right-of-use asset or corresponding lease liability for leases with a term of twelve months or less and instead recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The Partnership plans to elect the practical expedient to not separate lease components from non-lease components and instead account for both as a single lease component for all asset classes.

The Partnership plans to adopt this guidance in the first quarter of 2019 using the optional transition method. Consequently, the Partnership's reporting for the comparative periods presented in the consolidated financial statements will continue to be in accordance with ASC Topic 840, Leases. The Partnership has reviewed its existing leases and has begun the implementation of a lease module that interfaces with our current general ledger system.  This module will serve as our lease repository and ensure completeness of our lease population.  The Partnership is completing our valuation of the right of use asset and lease liability based on the present value of the lease payments. The adoption of this guidance will result in the addition of right-of-use assets and corresponding lease obligations to the consolidated balance sheet and will not have a material impact on the Partnership’s results of operations or cash flows.

Credit Losses

In the second quarter of 2016, the FASB issued Update No. 2016-13, Credit Losses (Topic 326) ("ASU 2016-13"). The core principle of ASU 2016-13 is that all assets measured at amortized cost basis should be presented at the net amount expected to be collected using historical experience, current conditions and reasonable and supportable forecasts as a basis for credit loss estimates, instead of the probable initial recognition threshold used under current GAAP. The amendment is effective for annual reporting periods beginning after December 15, 2019. Early application is permitted. The Partnership plans to adopt the requirements of ASU 2016-13 upon its effective date of January 1, 2020, and is evaluating the potential impact of the adoption on its financial position, results of operations and related disclosures.

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

3.	IMPAIRMENT & OTHER LOSSES

Inventory

Merchandise is sold to both at-need and pre-need customers. Merchandise allocated to service pre-need contractual obligations is recorded at cost and managed and stored by the Partnership until the Partnership services the underlying customer contract.

Merchandise stored at certain locations may be exposed to changes in weather conditions. Primarily due to weather related deterioration over a number of years, the Partnership recorded inventory impairment charges of approximately $3.4 million for the year ended December 31, 2018. This impairment loss related to damaged and excess inventory and is included in cost of goods sold for the year ended December 31, 2018 in the accompanying consolidated statements of operations as this merchandise was utilized to fulfill the Partnership’s contractual obligations to at-need and pre-need customers.

Due to enhanced inventory control procedures implemented in late 2018, the Partnership determined that certain merchandise inventory allocated to pre-need customers had been damaged due to weather related deterioration occurring over a number of years or had otherwise been deemed impractical for use by management as a result of past operating practices relating to inventory. During the 2018, the Partnership recorded an estimated impairment loss of approximately $8.9 million related to this damaged and unusable merchandise. The impairment loss is included in other losses in the accompanying consolidated statement of operations for the year ended December 31, 2018. The loss recorded represents management’s best estimate. This impairment was based on estimates and assumptions that have been deemed reasonable by management and included percentages of merchandise deemed unusable. Management’s assessment process relied on estimates and assumptions that are inherently uncertain, and unanticipated events or circumstances may occur that might cause the Partnership to change those estimates and assumptions.

Impairment of Long-Lived Assets

The Partnership recorded an impairment of cemetery property due to circumstances which indicated that the assets carrying value may not be recovered.  The Partnership recorded a $2.8 million impairment charge included in “Other losses, net on the consolidated statement of operations during the year ended December 31, 2018, as the sum of future undiscounted cash flows were less than the carrying value of the asset.

Assets Held for Sale

The Partnership recorded a loss on impairment of $0.2 million and $1.0 million in "Other losses, net" in December 31, 2018 and 2017 respectively because the net book value of the assets of two of these funeral home properties exceeded their estimated fair value.

In addition, for those assets that do not currently meet the classification as discontinued operations or held for sale but where, as a result of strategic discussions with third parties, information is identified that an asset may be impaired, an interim assessment of impairment is performed to determine whether the carrying value is impaired. During 2018 and 2017, the Partnership conducted an interim assessment with regards to certain assets held for use. As a result of 2017 assessment of two funeral homes with a net book value of $0.9 million and recognized a loss on impairment of $0.4 million in "Other losses, net" on the consolidated statement of operations during the year ended December 31, 2017, resulting in an updated net book value of $0.5 million. During the year ended December 31, 2018, there was no loss on impairment recognized by Partnership.

4.	ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consisted of the following at the dates indicated (in thousands):

	December 31,
	2018	2017
Customer receivables (1)	$167,017	$225,380
Unearned finance income (1)	(17,000)	(20,534)
Allowance for contract cancellations (1)	(4,941)	(19,795)
Accounts receivable, net of allowance	145,076	185,051
Less: Current portion, net of allowance	57,928	79,116
Long-term portion, net of allowance	$87,148	$105,935

Activity in the allowance for contract cancellations was as follows (in thousands):

	Years Ended December 31,
	2018	2017
Balance, beginning of period (1)	$19,795	$26,153
Cumulative effect of accounting changes	(12,876)	—
Provision for bad debt (1)	7,358	6,244
Charge-offs, net	(9,336)	(12,602)
Balance, end of period	$4,941	$19,795

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

5.	CEMETERY PROPERTY

Cemetery property consisted of the following at the dates indicated (in thousands):

	December 31,
	2018	2017
Cemetery land	$255,708	$256,856
Mausoleum crypts and lawn crypts	75,133	76,548
Cemetery property	$330,841	$333,404

Due to the hurricanes in Florida and Puerto Rico during September 2017, the Partnership incurred damages at certain locations of $0.8 million, which was substantially covered by insurance proceeds.

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated (in thousands):

	December 31,
	2018	2017
Buildings and improvements	$129,971	$125,337
Furniture and equipment	58,706	57,514
Funeral home land	14,185	14,185
Property and equipment, gross	202,862	197,036
Less: Accumulated depreciation	(90,146)	(82,946)
Property and equipment, net of accumulated depreciation	$112,716	$114,090

Depreciation expense was $9.9 million and $10.9 million for the years ended December 31, 2018 and 2017, respectively.

7.	MERCHANDISE TRUSTS

At December 31, 2018 and 2017, the Partnership’s merchandise trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds.

All of these investments are carried at fair value. All of these investments subject to the fair value hierarchy are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 15. There were no Level 3 assets.

As discussed in Note 1, when we receive a payment from a customer, we deposit the amount required by law into the merchandise trusts that may be subject to cancellation on demand by the customer. The Partnership’s merchandise trusts related to states in which customers may cancel contracts with us comprise 53.3% of the total merchandise trust as of December 31, 2018.

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

The Partnership included $8.7 million and $9.1 million of investments held in trust as required by law by the West Virginia Funeral Directors Association at December 31, 2018 and December 31, 2017, respectively in its merchandise trust assets. These trusts are recognized at their account value, which approximates fair value.

A reconciliation of the Partnership’s merchandise trust activities for the years ended December 31, 2018 and 2017 is presented below (in thousands):

	Years Ended December 31,
	2018	2017
Balance—beginning of period	$515,456	$507,079
Contributions	66,408	59,983
Distributions	(79,862)	(81,634)
Interest and dividends	27,228	24,762
Capital gain distributions	543	1,149
Realized gains and losses, net	(1,012)	17,762
Other than temporary impairment	(28,555)	—
Taxes	(347)	(1,272)
Fees	(3,855)	(3,095)
Unrealized change in fair value	(7,756)	(9,278)
Balance—end of period	$488,248	$515,456

During the years ended December 31, 2018 and 2017, purchases of available for sale securities were approximately $117.7 million and  $374.5 million, respectively. During the years ended December 31, 2018 and 2017, sales, maturities and paydowns of available for sale securities were approximately $109.5 million and $368.1 million, respectively. Cash flows from pre-need contracts are presented as operating cash flows in our consolidated statement of cash flows.

The cost and market value associated with the assets held in the merchandise trusts as of December 31, 2018 and 2017 were as follows (in thousands):

December 31, 2018	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$16,903	$—	$—	$16,903
Fixed maturities:
U.S. governmental securities	2	392	-	(147)	245
Corporate debt securities	2	1,311	29	(328)	1,012
Total fixed maturities		1,703	29	(475)	1,257
Mutual funds—debt securities	1	187,840	262	(2,645)	185,457
Mutual funds—equity securities	1	45,023	110	(18)	45,115
Other investment funds (1)		210,655	388	(7,784)	203,259
Equity securities	1	18,097	1,327	(213)	19,211
Other invested assets	2	8,398	2	(17)	8,383
Total investments		$488,619	$2,118	$(11,152)	$479,585
West Virginia Trust Receivable		8,663	—	—	8,663
Total		$497,282	$2,118	$(11,152)	$488,248

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have redemption periods ranging from 1 to 30 days, and private credit funds, which have lockup periods of two to seven years with three potential one year extensions at the discretion of the funds’ general partners. As of December 31, 2018, there were $71.0 million in unfunded commitments to the private credit funds, which are callable at any time.

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

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds which have redemption periods ranging from 1 to 90 days, and private credit funds, which have lockup periods of four to eight years with two potential one year extensions at the discretion of the funds’ general partners. As of December 31, 2017, there were $52.1 million in unfunded commitments to the private credit funds, which are callable at any time.

The contractual maturities of debt securities as of December 31, 2018 and 2017 were as follows below (in thousands):

December 31, 2018	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$137	$108	$—
Corporate debt securities	68	873	55	16
Total fixed maturities	$68	$1,010	$163	$16

December 31, 2017	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$78	$54	$—
Corporate debt securities	76	801	125	11
Total fixed maturities	$76	$879	$179	$11

Temporary Declines in Fair Value

The Partnership evaluates declines in fair value below cost for each asset held in the merchandise trusts on a quarterly basis.

An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the merchandise trusts as of December 31, 2018 and 2017 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$243	$147	$243	$147
Corporate debt securities	103	2	549	326	652	328
Total fixed maturities	103	2	792	473	895	475
Mutual funds—debt securities	46,005	2,011	1,195	634	47,200	2,645
Mutual funds—equity securities	131	18	—	—	131	18
Other investment funds	169,929	7,784	—	—	169,929	7,784
Equity securities	-	-	597	213	597	213
Other invested assets	-	4	790	13	790	17
Total	$216,168	$9,819	$3,374	$1,333	$219,542	$11,152

	Less than 12 months		12 months or more		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$112	$65	$112	$65
Corporate debt securities	150	50	361	192	511	242
Total fixed maturities	150	50	473	257	623	307
Mutual funds—debt securities	102,526	912	1,462	299	103,988	1,211
Mutual funds—equity securities	51,196	6,292	—	—	51,196	6,292
Other investment funds	48,140	401	—	—	48,140	401
Equity securities	2,906	255	390	22	3,296	277
Total	$204,918	$7,910	$2,325	$578	$207,243	$8,488

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

Other-Than-Temporary Impairment of Trust Assets

The Partnership assesses its merchandise trust assets for other-than-temporary declines in fair value on a quarterly basis. During the year ended December 31, 2018, the Partnership determined, based on its review, that there were 214 securities with an aggregate cost basis of approximately $285.5 million and an aggregate fair value of approximately $256.9 million, resulting in an impairment of $28.6 million, with such impairment considered to be other-than-temporary due to credit indicators. Accordingly, the Partnership adjusted the cost basis of these assets to their current value and offset this change against deferred merchandise trust revenue. This adjustment to deferred revenue will be reflected within the Partnership’s consolidated statement of operations in future periods as the underlying merchandise is delivered or the underlying service is performed.  During the year ended December 31, 2017, the Partnership determined that there were no other than temporary impairments to the investment portfolio in the merchandise trust.

8.	PERPETUAL CARE TRUSTS

At December 31, 2018 and 2017, the Partnership’s perpetual care trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds.

All of these investments are carried at fair value. All of the investments subject to the fair value hierarchy are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 15. There were no Level 3 assets. The perpetual care trusts are VIEs for which the Partnership is the primary beneficiary.

A reconciliation of the Partnership’s perpetual care trust activities for the years ended December 31, 2018 and 2017 is presented below (in thousands):

	Years Ended December 31,
	2018	2017
Balance—beginning of period	$339,928	$333,780
Contributions	13,162	9,505
Distributions	(18,390)	(17,491)
Interest and dividends	22,198	17,978
Capital gain distributions	808	708
Realized gains and losses, net	473	1,061
Other than temporary impairment	(18,038)	—
Taxes	(237)	(252)
Fees	(4,412)	(2,280)
Unrealized change in fair value	(4,930)	(3,081)
Balance—end of period	$330,562	$339,928

During the years ended December 31, 2018 and 2017, purchases of available for sale securities were approximately $59.4 million and $86.0 million, respectively. During the years ended December 31, 2018 and 2017, sales, maturities and paydowns of available for sale securities were approximately $51.1 million and $69.2 million, respectively. Cash flows from perpetual care trust related contracts are presented as operating cash flows in our consolidated statement of cash flows.

The cost and market value associated with the assets held in the perpetual care trusts as of December 31, 2018 and 2017 were as follows (in thousands):

December 31, 2018	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$12,835	$—	$—	$12,835
Fixed maturities:
U.S. governmental securities	2	960	4	(121)	843
Corporate debt securities	2	4,883	161	(321)	4,723
Total fixed maturities		5,843	165	(442)	5,566
Mutual funds—debt securities	1	108,451	227	(837)	107,841
Mutual funds—equity securities	1	19,660	304	(142)	19,822
Other investment funds (1)		165,284	3,039	(4,607)	163,716
Equity securities	1	20,025	826	(145)	20,706
Other invested assets	2	56	20	—	76
Total investments		$332,154	$4,581	$(6,173)	$330,562

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from two to eight years with three potential one year extensions at the discretion of the funds’ general partners. As of December 31, 2018 there were $94.5 million in unfunded commitments to the private credit funds, which are callable at any time.

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

The contractual maturities of debt securities as of December 31, 2018 and 2017, were as follows below (in thousands):

December 31, 2018	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$416	$395	$32
Corporate debt securities	705	3,702	265	51
Total fixed maturities	$705	$4,118	$660	$83

December 31, 2017	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$263	$163	$38
Corporate debt securities	708	4,280	338	97
Total fixed maturities	$708	$4,543	$501	$135

Temporary Declines in Fair Value

The Partnership evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.

An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the perpetual care trusts as of December 31, 2018 and 2017 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$790	$121	$790	$121
Corporate debt securities	405	15	2,902	306	3,307	321
Total fixed maturities	405	15	3,692	427	4,097	442
Mutual funds—debt securities	21,867	591	2,814	246	24,681	837
Mutual funds—equity securities	1,382	141	—	1	1,382	142
Other investment funds	101,536	4,607	—	—	101,536	4,607
Equity securities	241	16	583	129	824	145
Total	$125,431	$5,370	$7,089	$803	$132,520	$6,173

	Less than 12 months		12 months or more		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$399	$46	$399	$46
Corporate debt securities	994	20	2,271	171	3,265	191
Total fixed maturities	994	20	2,670	217	3,664	237
Mutual funds—debt securities	37,090	289	12,793	423	49,883	712
Mutual funds—equity securities	16,668	1,754	36	17	16,704	1,771
Other investment funds	42,606	533	—	—	42,606	533
Equity securities	9,516	1,510	112	60	9,628	1,570
Total	$106,874	$4,106	$15,611	$717	$122,485	$4,823

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

Other-Than-Temporary Impairment of Trust Assets

The Partnership assesses its perpetual care trust assets for other-than-temporary declines in fair value on a quarterly basis. During the year ended December 31, 2018, the Partnership determined that there were 176 securities with an aggregate cost basis of approximately $181.4 million and an aggregate fair value of approximately $163.3 million, resulting in an impairment of $18.1 million, with such impairment considered to be other-than-temporary. Accordingly, the Partnership adjusted the cost basis of these assets to their current value and offset this change against the liability for perpetual care trust corpus. During the year ended December 31, 2017, the Partnership determined that there were no other-than-temporary impairments to the investment portfolio in the perpetual care trusts.

9.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Partnership has recorded goodwill of approximately $24.9 million as of December 31, 2018 and 2017. This amount represents the excess of the purchase price over the fair value of identifiable net assets acquired.

The changes in the carrying amounts of goodwill by reportable segment were as follows (in thousands):

	Cemetery Operations	Funeral Home Operations	Total
December 31, 2016	24,862	45,574	70,436
Impairment of goodwill	—	(45,574)	(45,574)
December 31, 2017	$24,862	$—	$24,862
Activity	—	—	—
December 31, 2018	$24,862	$—	$24,862

The Partnership tests goodwill for impairment at each year end by comparing its reporting units’ estimated fair values to carrying values.  The Partnership completed its annual goodwill impairment assessment as of October 1, 2018 and concluded that goodwill was not impaired. The Partnership will continue to evaluate the goodwill at least annually or more frequently if impairment indicators arise.

As a result of such assessment during 2017, management concluded that the carrying amount of the goodwill related to the Funeral Home Operations reporting unit was greater than its fair value. Based on the discounted cash flow method of the income approach to valuation, management and the audit committee determined the fair value of the Funeral Home Operations reporting unit and concluded that the goodwill was fully impaired. This impairment charge will not result in any current or future cash expenditures. Consideration was given within the valuation of the Funeral Home Operations reporting unit to the changes made during 2017 to the pre-need sales funding structure, erosion of market capitalization and achievability of the reporting unit's forecasted EBITDA margin relative to its historical operating performance.

Intangible Assets

The Partnership has intangible assets with finite lives recognized in connection with acquisitions and long-term lease, management and operating agreements. The Partnership amortizes these intangible assets over their estimated useful lives.

The following table reflects the components of intangible assets at December 31, 2018 and 2017 (in thousands):

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Lease and management agreements	$59,758	$(4,565)	$55,193	$59,758	$(3,569)	$56,189
Underlying contract value	6,239	(1,482)	$4,757	6,239	(1,326)	4,913
Non-compete agreements	2,853	(2,603)	$250	5,016	(4,156)	860
Other intangible assets	1,577	(356)	$1,221	1,777	(495)	1,282
Total intangible assets	$70,427	$(9,006)	$61,421	$72,790	$(9,546)	$63,244

Amortization expense for intangible assets was $1.8 million and $2.2 million for the years ended December 31, 2018 and 2017, respectively. The following is estimated amortization expense related to intangible assets with finite lives for the periods noted below (in thousands):

2019	$1,398
2020	$1,278
2021	$1,213
2022	$1,210
2023	$1,206

10.	LONG-TERM DEBT

Total debt consisted of the following at the dates indicated (in thousands):

	December 31,
	2018	2017
Credit facility	$155,739	$153,423
7.875% Senior Notes, due June 2021	173,613	173,098
Notes payable—acquisition debt	92	304
Notes payable—acquisition non-competes	-	378
Insurance and vehicle financing	1,294	1,280
Less deferred financing costs, net of accumulated amortization	(9,692)	(9,788)
Total debt	321,046	318,695
Less current maturities	(798)	(1,002)
Total long-term debt	$320,248	$317,693

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

On March 15, 2017, the Borrowers, Capital One, as Administrative Agent and acting in accordance with the written consent of the Required Lenders, entered into the First Amendment to Credit Agreement. Those parties subsequently entered into a Second Amendment and Limited Waiver on July 26, 2017, a Third Amendment and Limited Waiver effective as of August 15, 2017, a Fourth Amendment to Credit Agreement dated September 29, 2017, a Fifth Amendment to Credit Agreement dated as of December 22, 2017 but effective as of September 29, 2017, a Sixth Amendment and Waiver to Credit Agreement dated June 12, 2018 and a Seventh Amendment and Waiver to the Credit Agreement dated July 13, 2018. We refer to the Original Credit Agreement, as so amended, as the “Original Amended Agreement.” On February 4, 2019, the Partnership, the Borrowers, Capital One, as Administrative Agent and the Lenders entered into an Eighth Amendment and Waiver to Credit Agreement (the “Eighth Amendment”). See Note 19 for a detailed discussion of the changes to the Original Amended Agreement effected by the Eighth Amendment.

The Original Amended Agreement provided for up to $175.0 million initial aggregate amount of Revolving Commitments, which were subject to borrowing base limitations. Prior to the Eighth Amendment, the Operating Company could also request the issuance of Letters of Credit for up to $15.0 million in the aggregate, of which there were $9.4 million outstanding at December 31, 2018 and $7.5 million outstanding at December 31, 2017. Prior to the Eighth Amendment, the Maturity Date under the Original Amended Agreement was the earlier of (i) August 4, 2021 and (ii) the date that is six months prior to the earliest scheduled maturity date of any outstanding Permitted Unsecured Indebtedness (at present, such date is December 1, 2020, which is six months prior to the June 1, 2021 maturity date of outstanding 7.875% senior notes).

As of December 31, 2018, the outstanding amount of borrowings under the Original Amended Agreement was $155.7 million, which was used to pay down outstanding obligations under the Partnership’s prior credit agreement, to pay fees, costs and expenses related to the New Agreements and to fund working capital needs. Prior to the Eighth Amendment, proceeds of the Loans under the Original Amended Agreement could be used to finance the working capital needs and for other general corporate purposes of the Borrowers and Guarantors, including acquisitions and distributions permitted under the Original Amended Agreement.

Each Borrowing under the Original Amended Credit Agreement is comprised of Base Rate Loans or Eurodollar Loans. The Loans comprising each Base Rate Borrowing (including each Swingline Loan) bear interest at the Base Rate plus the Applicable Rate, and the Loans comprising each Eurodollar Borrowing bear interest at the Eurodollar Rate plus the Applicable Rate.

Prior to the Sixth Amendment and Waiver, the Applicable Rate was determined based on the Consolidated Leverage Ratio of the Partnership and its Subsidiaries and ranged from 1.75% to 3.75% for Eurodollar Rate Loans and 0.75% to 2.75% for Base Rate Loans and between 0.30% and 0.50% for unused commitment fee. The Sixth Amendment and Waiver redetermined the Applicable Rate based on the Consolidated Secured Net Leverage Ratio of the Partnership and its Subsidiaries and increased the minimum and maximum Applicable Rate by 0.50% to be in the range between 2.25% to 4.25% for Eurodollar Rate Loans and 1.25% to 3.75% for Base Rate Loans (but in no event less that the Applicable Rate that would be in effect if calculated as set forth in the Original Amended Agreement not giving effect to the Sixth Amendment and Waiver and the Seventh Amendment and Waiver).  As of December 31, 2018, the Applicable Rate for Eurodollar Rate Loans was 4.25% and for Base Rate Loans was 3.25%. Prior to the Eighth Amendment, the Original Amended Agreement also required the Borrowers to pay a quarterly unused commitment fee, which accrued at the Applicable Rate on the amount by which the commitments under the Original Amended Agreement exceeded the usage of such commitments, and which is included within interest expense on the Partnership’s condensed consolidated statements of operations. On December 31, 2018, the weighted average interest rate on outstanding borrowings under the Original Amended Agreement was 7.2%

Prior to the Eighth Amendment, the Original Amended Agreement contained financial covenants, pursuant to which the Partnership will not permit:

•

until June 12, 2018, the ratio of  Consolidated Funded Indebtedness (net of unrestricted cash and cash equivalents in an of up to $5.0 million) to Consolidated EBITDA, or the Consolidated Leverage Ratio, as of the last day of any fiscal quarter, commencing on September 30, 2016, determined for the period of four consecutive fiscal quarters ending on such date (the “Measurement Period”), to be greater than 4.25 to 1.00 for periods ended in 2018 and 4.00 to 1:00 for the period ended March 31, 2018;
•

after June 12, 2018, the ratio of Consolidated Secured Funded Indebtedness to Consolidated EBITDA, or the Consolidated Secured Net Leverage Ratio, to be greater than 5.75:1.00 for the period ended June 30, 2018 and the period ended September 30, 2018, 5.50:1.00 for the period ended December 31, 2018, 5.00:1.00 for periods ending in fiscal 2019 and 4.50:1.00 for periods ending in fiscal 2020;

•

until June 12, 2018, the ratio of Consolidated EBITDA to Consolidated Debt Service, or the Consolidated Debt Service Coverage Ratio, as of the last day of any fiscal quarter, commencing on September 30, 2016 to be less than 2.50 to 1.00 for any Measurement Period; and

•

the ratio of Consolidated EBITDA (reduced, among other things, by the amount of maintenance and growth capital expenditures not financed with debt (other than Revolving Commitments), taxes and certain restricted payments including distributions paid in cash) to Consolidated Fixed Charges, or the Consolidated Fixed Charge Coverage Ratio, as of the last day of any fiscal quarter, commencing on December 31, 2017, to be less than 1:00 to 1:00 for any Measurement Period in 2018, 1:10 to 1:00 for any Measurement Period in 2019 and 1.20 to 1.00 for any Measurement Period in 2020.

Additional covenants include customary limitations, subject to certain exceptions, on, among others: (i) the incurrence of Indebtedness; (ii) granting of Liens; (iii) fundamental changes and dispositions; (iv) investments, loans, advances, guarantees and acquisitions; (v) swap agreements; (vi) transactions with Affiliates; (vii) Restricted Payments; (viii) restrictive agreements; (ix) amendments to organizational documents and indebtedness; (x) prepayment of indebtedness; and (xi) Sale and Leaseback Transactions. The Original Amended Agreement also prohibited distributions to the Partnership’s partners unless the Consolidated Leverage Ratio (determined based on Consolidated EBITDA calculated giving effect to amendments under the Sixth Amendment) was not greater than 7.50:1.00 and the Revolving Credit Availability was at least $25.0 million.

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

The Partnership was not in compliance with the facility’s maximum Consolidated Leverage Ratio for the periods ended March 31, 2018 and December 31, 2017, which constituted defaults that the lenders agreed to waive pursuant to the Sixth Amendment and Waiver. In addition, the Partnership’s failure to timely file its 2017 Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the period ended March 31, 2018 constituted defaults under its revolving credit facility. Under the Sixth Amendment and Waiver, the lenders agreed to waive such defaults and extend the dates by which certain reports were required to be filed, and under the Seventh Amendment and Waiver, the lenders agreed to waive our failure to timely file the 2017 Annual Report on Form 10-K on or before the previously extended filing deadline and agreed to further extend the dates by which certain reports were required to be filed. Under the Eighth Amendment and Waiver, the lenders agreed to waive defaults resulting from our failure to comply with the facility’s maximum Consolidated Secured Net Leverage Ratio and minimum Consolidated Fixed Charge Coverage Ratio for the periods ended June 30, September 30 and December 31, 2018 and our failure to timely file the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018, June 30, 2018 and September 30, 2018 on or before the previously extended filing deadlines and agreed to further extend the dates by which these reports were required to be filed. See Note 19 in Part II, Item 8. Financial Statements and Supplementary Data, for further detail regarding the extended filing deadlines for our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2018 and September 30, 2018.

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

The Senior Notes are jointly and severally guaranteed by certain of the Partnership’s subsidiaries. The Indenture governing the Senior Notes contains covenants, including limitations of the Partnership’s ability to incur additional indebtedness and liens, make certain dividends, distributions, redemptions or investments, enter into certain transactions with affiliates, make certain asset sales, and engage in certain mergers, consolidations or sales of all or substantially all of the Partnership’s assets, among other items. As of December 31, 2018, the Partnership was in compliance with these covenants.

11.	INCOME TAXES

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

The Tax Act reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate, the Partnership re-measured its ending net deferred tax liabilities at December 31, 2017 at the rate at which they are expected to reverse in the future and recognized a non-cash tax benefit of $6.5 million, in 2017. As of December 31, 2018, the re-measurement of the ending net deferred tax liabilities are completed in accordance with SAB 118 and no material adjustment related to the re-measurement were noted. In 2018 the partnership recognized a benefit for post 2017 federal net operating losses and deferred tax assets which offset long life deferred tax liabilities of approximately of $3.1 million.

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

Income tax benefit for the years ended December 31, 2018 and 2017 consisted of the following (in thousands):

	Years Ended December 31,
	2018	2017
Current provision:
State	$(693)	$(681)
Federal	—	—
Foreign	(101)	(137)
Total	(794)	(818)
Deferred provision:
State	(23)	(373)
Federal	2,725	10,898
Foreign	(111)	(86)
Total	2,591	10,439
Total income tax benefit	$1,797	$9,621

A reconciliation of the federal statutory tax rate to the Partnership’s effective tax rate is as follows:

	Years Ended December 31,
	2018	2017
Computed tax provision (benefit) at the applicable statutory tax rate	21.0%	35.0%
State and local taxes net of federal income tax benefit	(1.1)%	(1.1)%
Tax exempt (income) loss	(1.5)%	(1.2)%
Change in current year valuation allowance	(18.3)%	(24.1)%
Partnership earnings not subject to tax	2.0%	6.3%
Changes in tax due to Tax Act and ASC 606 retroactive impact	0.5%	(7.7)%
Changes in valuation allowance due to Tax Act	—%	15.1%
Permanent differences	(0.1)%	(10.9)%
Other	—%	—%
Effective tax rate	2.5%	11.4%

The rate adjustment related to the change in valuation allowance due to the Tax Act was caused by changes in the federal tax rate and effective state rates and the creation of future unlimited-life deferred tax assets that are available to offset existing long-term deferred tax liabilities.

Significant components of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Prepaid expenses	$5,102	$5,538
State net operating loss	24,162	19,305
Federal net operating loss	84,017	74,109
Foreign net operating loss	2,106	2,306
Other	55	55
Valuation allowance	(89,066)	(73,759)
Total deferred tax assets	26,376	27,554
Deferred tax liabilities:
Property, plant and equipment	2,119	4,104
Deferred revenue related to future revenues and accounts receivable	25,021	27,175
Deferred revenue related to cemetery property	5,825	5,829
Total deferred tax liabilities	32,965	37,108
Net deferred tax liabilities	$6,589	$9,554

Net deferred tax assets and liabilities were classified on the consolidated balance sheets as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets	$86	$84
Noncurrent assets	86	84
Deferred tax assets	26,290	27,470
Deferred tax liabilities	32,965	37,108
Noncurrent liabilities	6,675	9,638
Net deferred tax liabilities	$6,589	$9,554

At December 31, 2018, the Partnership had available approximately $0.1 million of alternative minimum tax credit carryforwards and approximately $396.6 million and $500.7 million of federal and state net operating loss carryforwards, respectively, a portion of which expires annually.

Management periodically evaluates all evidence both positive and negative in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is required. The vast majority of the Partnership’s taxable subsidiaries continue to accumulate deferred tax assets that on a more likely than not basis will not be realized. A full valuation allowance continues to be maintained on these taxable subsidiaries. The valuation allowance decreased in 2017 primarily due to a decrease in deferred tax liabilities that will reverse outside the carryforward period for our deferred tax assets, partially offset by an increase in net deferred tax assets that are not more likely than not to be realized. The valuation allowance increased in 2018 due to increases in deferred tax assets that are not more likely than not expected to be realized.

At December 31, 2018, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believed it was more likely than not that the Partnership will realize the benefits of these deductible differences. The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

In accordance with applicable accounting standards, the Partnership recognizes only the impact of income tax positions that, based upon their merits, are more likely than not to be sustained upon audit by a taxing authority. To evaluate its current tax positions in order to identify any material uncertain tax positions, the Partnership developed a policy of identifying and evaluating uncertain tax positions that considers support for each tax position, industry standards, tax return disclosures and schedules and the significance of each position. It is the Partnership’s policy to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. At December 31, 2018 and 2017, the Partnership had no material uncertain tax positions.

The Partnership is not currently under examination by any federal or state jurisdictions. The federal statute of limitations and certain state statutes of limitations are open from 2013 forward.

12.	DEFERRED REVENUES AND COSTS

The Partnership defers revenues and all direct costs associated with the sale of pre-need cemetery merchandise and services until the merchandise is delivered or the services are performed. The Partnership recognizes deferred merchandise and service revenues as deferred revenues within long-term liabilities on its consolidated balance sheets. The Partnership recognizes deferred direct costs associated with pre-need cemetery merchandise and service revenues as deferred selling and obtaining costs within long-term assets on its consolidated balance sheets. The Partnership also defers the costs to obtain new pre-need cemetery and new prearranged funeral business as well as the investment earnings on the prearranged services and merchandise trusts.

Deferred revenues and related costs consisted of the following at the dates indicated (in thousands):

	December 31,
	2018	2017
Deferred contract revenues	$830,602	$808,549
Deferred merchandise trust revenue	92,718	105,354
Deferred merchandise trust unrealized gains (losses)	(9,034)	(1,277)
Deferred revenues	$914,286	$912,626
Deferred selling and obtaining costs	$112,660	$126,398

Deferred revenues presented in the table above are net of the allowance for contract cancellations disclosed in Note 4.

The activity in deferred selling and obtaining costs was as follows (in thousands):

December 31,
2018
Deferred selling and obtaining costs, beginning of period	$126,398
Cumulative effect of accounting change	(18,557)
Change in deferred selling and obtaining costs	4,819
Deferred selling and obtaining costs, end of period	$112,660

For the year ended December 31, 2018, the Partnership recognized $58.7 million of the deferred revenue balance at December 31, 2017 as revenue. Also during the year ended December 31, 2018, the Partnership recognized $4.8 million from deferred incremental direct selling costs.

The components of deferred revenues, net in the Partnership’s Condensed Consolidated Balance Sheet at December 31, 2018 and December 31, 2017 were as follows (in thousands):

	December 31,	December 31,
	2018	2017
Deferred revenue	$937,708	$912,626
Amounts due from customers for unfulfilled performance obligations on cancellable pre-need contracts (1)	(23,422)	—
Deferred revenue, net	$914,286	$912,626

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

13.	LONG-TERM INCENTIVE AND RETIREMENT PLANS

2018 Long-Term Incentive Plan

Effective August 22, 2018, the General Partner’s Board of Directors (the "Board") adopted the Stonemor Amended and Restated 2018 Long-Term Incentive Plan (“2018 LTIP”), which amended and restated the Stonemor Partners L.P. 2014 Long-Term Incentive Plan ("2014 LTIP") that had been approved by the Board and the Partnership’s unitholders in 2014. The 2018 LTIP increased the number of units that may be delivered with respect to awards from 1,500,000 common units plan to 2,000,000 common units. The Compensation and Nominating and Governance Committee of the Board (the "Compensation Committee") administers the 2018 LTIP.

The 2018 LTIP permits the grant of awards, which may be in the form of phantom units, restricted units, unit appreciation rights ("UAR"), options, performance awards, cash awards, distribution equivalent rights or other equity awards, including performance factors for each, covering an aggregate of 2,000,000 common units, a number that the Board may increase by up to 100,000 common units per year. At December 31, 2018, the estimated number of common units to be issued upon vesting of outstanding awards under this plan, assuming the satisfaction of the maximum conditions for performance factors, was 1,122,601. As of December 31, 2018, a cumulative number of 34,036 common units had been issued, leaving 843,363 common units available for future grants under the plan, assuming no increases by the Board.

Phantom Unit Awards

Phantom units represent contingent rights to receive a common unit or an amount of cash, or a combination of both, based upon the value of a common unit. Phantom units become payable, in cash or common units, at the Partnership’s election, upon the separation of directors and executives from service or upon the occurrence of certain other events specified in the underlying agreements. Phantom units are subject to terms and conditions determined by the Compensation Committee. In tandem with phantom unit grants, the Compensation Committee may grant distribution equivalent rights ("DERs"), which are the right to receive an amount in cash or common units equal to the cash distributions made by the Partnership with respect to common unit during the period that the underlying phantom unit is outstanding. All phantom units outstanding under the 2018 LTIP at December 31, 2018 contain tandem DERs to the extent there were distributions.

The following table sets forth the 2018 LTIP phantom unit award activity for the years ended December 31, 2018 and 2017, respectively:

	Years Ended December 31,
	2018	2017
Outstanding, beginning of period	108,602	117,630
Granted (1)	354,104	41,732
Settled in common units or cash (1)	(709)	(16,098)
Forfeiture	(87,536)
Performance vesting forfeiture	(29,512)	(34,662)
Outstanding, end of period (2)	344,949	108,602
(1)

The weighted-average grant date fair value for the unit awards on the date of grant was $6.72 and $8.11 for the years ended December 31, 2018 and 2017, respectively. The intrinsic values of unit awards vested during the years ended December 31, 2018 and 2017 were $2.4 million and $0.4 million, respectively.

(2)	Based on the closing price of the common units on December 31, 2018, the estimated intrinsic value of the outstanding unit awards was $2.4 million at December 31, 2018.

Restricted Unit Awards

A restricted unit is a common unit that is subject to a restricted period established by the Compensation Committee, during which the award remains subject to forfeiture or is either not exercisable by or payable to the recipient of the award. The Compensation Committee determines the number of restricted units to be granted, the period of time when the restricted units are subject to vesting or forfeiture conditions, which may include accelerated vesting upon the achievement of certain performance goals, and such other terms and conditions the Compensation Committee may establish. Upon or as soon as reasonably practical following the vesting of a restricted unit, the participant is entitled to receive a certificate evidencing ownership of the unit or to have the restrictions removed from any certificate that may have previously been delivered so that the unit will be unrestricted.  Recipients of restricted unit awards are entitled to unit distributions rights (“UDRs”), representing the right to receive distributions made with respect to the Partnership’s common units.  Such UDRs may be payable in cash or as additional restricted units and may be subject to forfeiture and withheld until the restricted units to which they relate cease to be subject to forfeiture, all as determined by the Compensation Committee.  All restricted units outstanding under the 2018 LTIP at December 31, 2018 provided for current payment of UDRs in cash at the time the related distributions were paid to the Partnership’s unitholders.

The following table sets forth the 2018 LTIP restricted unit award activity for the years ended December 31, 2018 and 2017, respectively:

	Years Ended December 31,
	2018	2017
Outstanding, beginning of period	—	—
Granted (1)	780,949	—
Settled in common units or cash (1)	—	—
Performance vesting forfeiture	—	—
Outstanding, end of period (2)	780,949	—
(1)	The weighted-average grant date fair value for the unit awards on the date of grant was $3.98 for the year ended December 31, 2018.

2004 Long-Term Incentive Plan

The Compensation Committee administers the Partnership’s 2004 Long-Term Incentive Plan ("2004 LTIP"). The 2004 LTIP permitted the grant of awards, which were permitted to be in the form of phantom units, restricted units, unit appreciation rights ("UAR") or other equity awards. At December 31, 2018, the estimated number of common units to be issued upon vesting and exercise of outstanding awards under this plan was 219,306, based upon the closing price of our common units at December 31, 2018. A cumulative number of 626,188 common units had been issued under the 2004 LTIP as of December 31, 2018. There were no awards available for grant under the 2004 LTIP at December 31, 2017 because no new awards were permitted to be made after its expiration on September 10, 2014.

Phantom Unit Awards

Phantom units were credited to participants’ mandatory deferred compensation accounts in connection with DERs accruing on phantom units received under the 2004 LTIP. These DERs continue to accrue until the underlying securities are issued. The following table sets forth the 2004 LTIP activity related to DERs credited as phantom units to the participant’s accounts for the years ended December 31, 2018 and 2017, respectively:

	Years Ended December 31,
	2018	2017
Outstanding, beginning of period	219,306	205,510
Granted (1)	—	13,796
Settled in common units or cash	—	—
Outstanding, end of period (2)	219,306	219,306

(1)	The weighted-average grant date fair value for the phantom unit awards on the date of grant was $9.70 for the year ended December 31, 2017.
(2)	Based on the closing price of the common units on December 31, 2018, the estimated intrinsic value of the outstanding restricted phantom units was $0.5 million.

Unit Appreciation Rights Awards

UAR awards represent a right to receive an amount equal to the closing price of the Partnership’s common units on the date preceding the exercise date less the exercise price of the UARs, to the extent the closing price of the Partnership’s common units on the date preceding the exercise date is in excess of the exercise price. This amount is then divided by the closing price of the Partnership’s common units on the date preceding the exercise date to determine the number of common units to be issued to the participant. UAR awards are subject to terms and conditions determined by the Compensation Committee, which may include vesting restrictions. UAR awards granted through December 31, 2018 have a five-year contractual term beginning on the grant date and vest ratably over a period of 48 months beginning on the grant date. All of the UARs outstanding at December 31, 2018 are vested. The following table sets forth the UAR award activity for the years ended December 31, 2018 and 2017, respectively:

	Years Ended December 31,
	2018	2017
Outstanding, beginning of period	58,646	66,355
Granted	—	—
Exercised	—	—
Forfeited	(43,646)	(7,709)
Outstanding, end of period (1)	15,000	58,646
Exercisable, end of period	15,000	57,081

Based on the closing price of the common units on December 31, 2018 the outstanding UARs had no intrinsic value and the weighted average remaining contractual life for outstanding UAR awards at December 31, 2018 was 0.1 years.

Total compensation expense for restricted unit award activity for the year ended December 31, 2018, was approximately $0.4 million.  Total compensation expense for phantom unit awards under both the 2004 LTIP and the 2018 LTIP was approximately $2.0 million and $0.4 million for the years ended December 31, 2018 and 2017, respectively

At December 31, 2018, the Partnership had no unrecognized compensation expense related to unvested UAR awards. The Partnership recognized total compensation expense for UAR awards of $0.1 million for each of the years ended December 31, 2018 and 2017.

14.COMMITMENTS AND CONTINGENCIES

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

•

Anderson v. StoneMor Partners, LP, et al., No. 2:16-cv-6111, filed on November 21, 2016, in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in this case (as well as Klein v. StoneMor Partners, LP, et al., No. 2:16-cv-6275, filed in the United States District Court for the Eastern District of Pennsylvania on December 2, 2016, which has been consolidated with this case) brought an action on behalf of a putative class of the holders of Partnership units and allege that the Partnership made misrepresentations to investors in violation of Section 10(b) of the Securities Exchange Act of 1934 by, among other things and in general, failing to clearly disclose the use of proceeds from debt and equity offerings by making allegedly false or misleading statements concerning (a) the Partnership’s strength or health in connection with a particular quarter’s distribution announcement, (b) the connection between operations and distributions and (c) the Partnership’s use of cash from equity offerings and its credit facility. Plaintiffs sought damages from the Partnership and certain of its officers and directors on behalf of the class of Partnership unitholders, as well as costs and attorneys' fees. Lead plaintiffs have been appointed in this case, and filed a Consolidated Amended Class Action Complaint on April 24, 2017. Defendants filed a motion to dismiss that Consolidated Amended Complaint on June 8, 2017. The motion was granted on October 31, 2017, and the court entered judgment dismissing the case on November 30, 2017. Plaintiffs filed a notice of appeal on December 29, 2017. Oral argument was held before the United States Court of Appeals for the Third Circuit on November 1, 2018. The Partnership expects the court to render a decision in the near future, but there can be no assurance as to when the court will issue its ruling.

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

Leases

In 2017, the Partnership entered into capital leases that had aggregate gross and net asset values of $1.9 million and $1.8 million, respectively, at December 31, 2018. The Partnership has noncancelable leases for equipment and office space that expire at various dates with initial terms ranging from one to twenty-four years. Certain leases provide the Partnership with the option to renew for additional periods. Where leases contain escalation clauses, rent abatements, and/or concessions, the Partnership applies them in the determination of straight-line rent expense over the lease term. Leasehold improvements are amortized over the shorter of the lease term or asset life, which may include renewal periods where the renewal is reasonably assured, and is included in the determination of straight-line rent expense. Rent expense for operating leases for the years ended December 31, 2018 and 2017 was $4.9 million and $4.5, respectively. The aggregate amount of remaining future minimum lease payments as of December 31, 2018 is as follows (in thousands):

	Operating	Capital
2019	$4,349	$1,499
2020	2,765	1,196
2021	2,130	949
2022	1,539	558
2023	1,184	89
Thereafter	5,737	—
Total	$17,704	$4,291
Less: Interest on capital leases		(875)
Total principal payable on capital leases		$3,416

Other

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

The Partnership’s other financial instruments at December 31, 2018 and 2017 consist of its Senior Notes and outstanding borrowings under its revolving credit facility (see Note 10). The estimated fair values of the Partnership’s Senior Notes at December 31, 2018 and 2017 were $162.50 million and $173.30 million, respectively, based on trades made on those dates, compared with the carrying amounts of $173.6 million  and $173.1 million, respectively. At December 31, 2018 and 2017 , the carrying values of outstanding borrowings under the Partnership’s revolving credit facility (see Note 10), which bears interest at variable interest rates with maturities of 90 days or less, approximated their estimated fair values. The Senior Notes and the credit facility are valued using Level 2 inputs.

The Partnership may be required to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP from time to time. These adjustments to fair value usually result from impairment charges. In 2017, as discussed in Note 9, in connection with its annual goodwill impairment assessment, the Partnership recorded a loss on goodwill impairment of $45.6 million related to our Funeral Home Operations reporting unit. This impairment was recorded by comparing the estimated fair value of the reporting unit to its carrying value. The fair value of the reporting unit was derived using discounted cash flow analyses based on Level 3 inputs.

The lower of cost or estimated fair value of assets held for sale at December 31, 2018 and 2017 were $0.8 million and $1.0 million  respectively with an original net book value of $1.9 million prior to an adjustment of $0.2 million and $0.9 million during December 31, 2018 and 2017 respectively. Assets held for sale are valued at lower of cost or estimated fair value based on broker comparables and estimates at the time the assets are classified as held for sale. These assets held for sale are classified as Level 3 pursuant to the fair value measurement hierarchy. In addition, the Partnership had $0.9 million of assets held for use that were impaired by $0.4 million during 2017, resulting in an updated net book value of $0.5 million.

16.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Partnership’s Senior Notes are guaranteed by StoneMor Operating LLC and its 100% owned subsidiaries, other than the co-issuer, as described below. The guarantees are full, unconditional, joint and several. The Partnership, or the "Parent," and its 100% owned subsidiary, Cornerstone Family Services of West Virginia Subsidiary Inc., are the co-issuers of the Senior Notes. The Partnership’s consolidated financial statements as of and for the years ended December 31, 2018 and 2017 include the accounts of cemeteries operated under long-term lease, operating or management agreements. For the purposes of this note, these entities are deemed non-guarantor subsidiaries, as they are not 100% owned by the Partnership. The Partnership’s consolidated financial statements also contain merchandise and perpetual care trusts that are also non-guarantor subsidiaries for the purposes of this note.

The financial information presented below reflects the Partnership’s standalone accounts, the combined accounts of the subsidiary co-issuer, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the consolidating adjustments and eliminations and the Partnership’s consolidated accounts as of and for the years ended December 31, 2018 and 2017 For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their respective subsidiaries are presented in accordance with the equity method of accounting (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2018	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$16,298	$1,849	$—	$18,147
Assets held for sale	—	—	757	—	—	757
Other current assets	—	3,718	64,167	11,527	—	79,412
Total current assets	—	3,718	81,222	13,376	-	98,316
Long-term accounts receivable	—	3,118	71,708	12,322	—	87,148
Cemetery and funeral home property and equipment	—	806	409,201	33,550	—	443,557
Merchandise trusts	—	—	—	488,248	—	488,248
Perpetual care trusts	—	—	—	330,562	—	330,562
Deferred selling and obtaining costs	—	5,511	88,705	18,444	—	112,660
Goodwill and intangible assets	—	—	25,676	60,607	—	86,283
Other assets	—	—	19,403	2,924	—	22,327
Investments in and amounts due from affiliates eliminated upon consolidation	61,875	(586)	539,997	—	(601,286)	-
Total assets	$61,875	$12,567	$1,235,912	$960,033	$(601,286)	$1,669,101
Liabilities and Partners’ Capital
Current liabilities	$—	$184	$60,216	$1,400	$—	$61,800
Long-term debt, net of deferred financing costs	68,453	105,160	146,635	—	—	320,248
Deferred revenues	—	32,147	770,337	111,802	—	914,286
Perpetual care trust corpus	—	—	—	330,562	—	330,562
Other long-term liabilities	—	—	33,553	15,230	—	48,783
Due to affiliates	—	—	173,613	543,543	(717,156)	-
Total liabilities	68,453	137,491	1,184,354	1,002,537	(717,156)	1,675,679
Partners’ capital	(6,578)	(124,924)	51,556	(42,502)	115,870	(6,578)
Total liabilities and partners’ capital	$61,875	$12,567	$1,235,910	$960,035	$(601,286)	$1,669,101

CONDENSED CONSOLIDATING BALANCE SHEETS (continued)

December 31, 2017	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$4,216	$2,605	$—	$6,821
Assets held for sale	—	—	1,016	—	—	1,016
Other current assets	—	3,882	83,901	17,366	—	105,149
Total current assets	—	3,882	89,133	19,971	—	112,986
Long-term accounts receivable	—	2,179	89,275	14,481	—	105,935
Cemetery and funeral home property and equipment	—	738	411,936	34,820	—	447,494
Merchandise trusts	—	—	—	515,456	—	515,456
Perpetual care trusts	—	—	—	339,928	—	339,928
Deferred selling and obtaining costs	—	6,171	98,639	21,588	—	126,398
Goodwill and intangible assets	—	—	26,347	61,759	—	88,106
Other assets	—	—	16,995	2,784	—	19,779
Investments in and amounts due from affiliates eliminated upon consolidation	159,946	82,836	556,783	—	(799,565)	-
Total assets	$159,946	$95,806	$1,289,108	$1,010,787	$(799,565)	$1,756,082
Liabilities and Partners’ Capital
Current liabilities	$—	$72	$44,380	$1,354	$—	$45,806
Long-term debt, net of deferred financing costs	68,250	104,848	144,595	—	—	317,693
Deferred revenues	—	33,469	773,516	105,641	—	912,626
Perpetual care trust corpus	—	—	—	339,928	—	339,928
Other long-term liabilities	—	—	34,149	14,184	—	48,333
Due to affiliates	—	—	173,098	576,025	(749,123)	-
Total liabilities	68,250	138,389	1,169,738	1,037,132	(749,123)	1,664,386
Partners’ capital	91,696	(42,583)	119,370	(26,345)	(50,442)	91,696
Total liabilities and partners’ capital	$159,946	$95,806	$1,289,108	$1,010,787	$(799,565)	$1,756,082

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Year Ended December 31, 2018	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$6,382	$266,550	$52,271	$(9,077)	$316,126
Total costs and expenses	—	(13,666)	(285,578)	(58,349)	9,077	(348,516)
Other loss	—	(445)	(9,510)	(1,549)	—	(11,504)
Net loss from equity investment in subsidiaries	(63,084)	(54,573)	—	—	117,657	—
Interest expense	(5,434)	(8,348)	(15,787)	(1,033)	—	(30,602)
Income (loss) from continuing operations before income taxes	(68,518)	(70,650)	(44,325)	(8,660)	117,657	(74,496)
Income tax benefit	—	—	1,797	—	—	1,797
Net income (loss)	$(68,518)	$(70,650)	$(42,528)	$(8,660)	$117,657	$(72,699)

Year Ended December 31, 2017	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$7,788	$279,399	$58,981	$(7,941)	$338,227
Total costs and expenses	—	(12,306)	(290,850)	(53,685)	7,941	(348,900)
Other loss	—	—	(46,761)	—	—	(46,761)
Net loss from equity investment in subsidiaries	(69,724)	(71,281)	—	—	141,005	—
Interest expense	(5,434)	(8,348)	(12,623)	(940)	—	(27,345)
Income (loss) from continuing operations before income taxes	(75,158)	(84,147)	(70,835)	4,356	141,005	(84,779)
Income tax benefit	—	—	9,621	—	—	9,621
Net income (loss)	$(75,158)	$(84,147)	$(61,214)	$4,356	$141,005	$(75,158)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2018	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$370	$39,943	$(73)	$(13,783)	$26,457
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures, net of proceeds from divestitures and asset sales	—	(370)	(11,510)	(683)	—	(12,563)
Net cash used in investing activities	—	(370)	(11,510)	(683)	—	(12,563)
Cash Flows From Financing Activities:
Cash distributions	—	—	—	—	—	—
Payments to affiliates	—	—	(13,782)	—	13,782	—
Net borrowings and repayments of debt	—	—	1,387	—	—	1,387
Other financing activities	—	—	(3,955)	—	—	(3,955)
Net cash used in financing activities	-	—	(16,350)	—	13,782	(2,568)
Net decrease in cash and cash equivalents	—	—	12,082	(756)	—	11,326
Cash and cash equivalents—Beginning of period	—	—	4,216	2,605	—	6,821
Cash and cash equivalents—End of period	$—	$—	$16,298	$1,849	$—	$18,147

Year Ended December 31, 2017	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$24,545	$103	$28,488	$167	$(38,327)	$14,976
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures, net of proceeds from divestitures and asset sales	—	(103)	(7,831)	(987)	—	(8,921)
Net cash used in investing activities	—	(103)	(7,831)	(987)	—	(8,921)
Cash Flows From Financing Activities:
Cash distributions	(24,545)	—	—	—	—	(24,545)
Payments to affiliates	—	—	(38,327)	—	38,327	—
Net borrowings and repayments of debt	—	—	14,341	—	—	14,341
Other financing activities	—	—	(1,600)	—	—	(1,600)
Net cash used in financing activities	(24,545)	—	(25,586)	—	38,327	(11,804)
Net decrease in cash and cash equivalents	—	—	(4,929)	(820)	—	(5,749)
Cash and cash equivalents—Beginning of period	—	—	9,145	3,425	—	12,570
Cash and cash equivalents—End of period	$—	$—	$4,216	$2,605	$—	$6,821

17.	ISSUANCES OF LIMITED PARTNER UNITS

On November 19, 2015, the Partnership entered into an equity distribution agreement ("ATM Equity Program") with a group of banks (the "Agents") whereby it may sell, from time to time, common units representing limited partner interests having an aggregate offering price of up to $100,000,000. No common units were issued under the ATM Equity Program during the year ended December 31, 2018 or 2017.

Pursuant to a Common Unit Purchase Agreement, dated May 19, 2014, by and between the Partnership and American Cemeteries Infrastructure Investors, LLC, a Delaware limited liability company ("ACII"), the Partnership issued 78,342 paid-in-kind units to ACII in lieu of cash distributions of $0.7 million during the year ended December 31, 2017.

18.	SEGMENT INFORMATION

The Partnership’s operations include two reportable operating segments, Cemetery Operations and Funeral Home Operations. These operating segments reflect the way the Partnership manages its operations and makes business decisions as of December 31, 2018. Operating segment data for the periods indicated was as follows (in thousands):

	Years Ended December 31,
	2018	2017
STATEMENT OF OPERATIONS DATA:
Cemetery Operations:
Revenues	$261,935	$276,696
Operating costs and expenses	(238,974)	(233,950)
Depreciation and amortization	$(8,037)	(8,909)
Segment income	$14,924	$33,837
Funeral Home Operations:
Revenues	$54,191	$61,531
Operating costs and expenses	(44,525)	(49,803)
Depreciation and amortization	(2,744)	(3,080)
Segment income	$6,922	$8,648
Reconciliation of segment income to net loss:
Cemetery Operations	$14,924	$33,837
Funeral Home Operations	6,922	8,648
Total segment income	21,846	42,485
Corporate overhead	(53,281)	(51,964)
Corporate depreciation and amortization	(955)	(1,194)
Loss on goodwill impairment	—	(45,574)
Other losses, net	(11,504)	(1,187)
Interest expense	(30,602)	(27,345)
Income tax benefit (expense)	1,797	9,621
Net loss	$(72,699)	$(75,158)

CASH FLOW DATA:
Capital expenditures:
Cemetery Operations	$9,025	$10,048
Funeral Home Operations	2,839	426
Corporate	308	315
Total capital expenditures	$12,172	$10,789

	December 31,
	2018	2017
BALANCE SHEET DATA:
Assets:
Cemetery Operations	$1,508,667	$1,594,091
Funeral Home Operations	136,064	152,934
Corporate	24,370	9,057
Total assets	$1,669,101	$1,756,082
Goodwill:
Cemetery Operations	$24,862	$24,862
Funeral Home Operations	—	—
Total goodwill	$24,862	$24,862

19.	SUBSEQUENT EVENTS

Credit Agreements

On February 4, 2019, StoneMor Operating LLC (the “Operating Company”), a wholly-owned subsidiary of the Partnership, the Subsidiaries (as defined in the Amended Credit Agreement) of the Operating Company (together with the Operating Company, “Borrowers”), the Lenders party thereto and Capital One, National Association (“Capital One”), as Administrative Agent (in such capacity, the “Administrative Agent”), entered into the Eighth Amendment and Waiver to Credit Agreement (the “Eighth Amendment” and the Original Amended Agreement, as further amended by the Eighth Amendment, the “Amended Credit Agreement”) which further amended the Credit Agreement dated August 4, 2016 (as previously amended by that certain First Amendment to Credit Agreement dated as of March 15, 2017, Second Amendment and Limited Waiver dated July 26, 2017, Third Amendment and Limited Waiver effective August 15, 2017, Fourth Amendment to Credit Agreement dated as of September 29, 2017, Fifth Amendment to Credit Agreement dated as of December 22, 2017 but effective as of September 29, 2017, Sixth Amendment and Waiver to Credit Agreement dated June 12, 2018 and Seventh Amendment and Waiver to Credit Agreement dated July 13, 2018, the “Original Amended Agreement”), dated as of August 4, 2016, among the Borrowers, the Lenders, Capital One, as Administrative Agent, Issuing Bank and Swingline Lender, Citizens Bank N.A., as Syndication Agent, and TD Bank, N.A. and Raymond James Bank, N.A., as Co-Documentation Agents. Capitalized terms not otherwise defined herein have the same meanings as specified in the Amended Credit Agreement.

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

The Eighth Amendment also amended certain terms of the Original Amended Agreement to:

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

o	3.00% on July 1, 2019, of which (x) 2.00% shall PIK and (y) 1.00% shall be payable in cash, unless the Required Lenders agree to PIK;
o	1.00% on August 1, 2019, payable in cash, unless the Required Lenders agree to PIK;

o	1.00% on September 1, 2019, payable in cash, unless the Required Lenders agree to PIK; and

o	1.00% on October 1, 2019, PIK;

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

•	amend other provisions of the Original Amended Agreement in connection with the foregoing.

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

Loan Agreement with a Related Party

On February 4, 2019, the Partnership entered into the Eighth Amendment with, among other parties, certain affiliates of Axar Capital Management (collectively, “Axar”) to provide an up to $35.0 million bridge financing in the form of the Tranche B Revolving Credit Facility, of which $15.0 million was drawn down immediately. Borrowings under the financing arrangement are collateralized by a perfected first priority security interest in substantially all assets of the Partnership and the Borrowers held for the benefit of the existing Tranche A Revolving Lenders and bear interest at a fixed rate of 8.0%. Borrowings under Tranche B Revolving Credit Facility “Eighth Amendment Effective Date” are subject to an original issue discount in the amount of $0.7 million, which was recorded as original issue discount and will pay additional interest in the amount $0.7 million at the termination and payment in full of the financing arrangement, which will be accreted to interest expense over the term of the financing arrangement, As of March 15, 2019, Axar beneficially owned approximately 20.2% of the Partnership’s outstanding common units. Axar also has exposure to an additional 1,520,149 Common Units pursuant to certain cash-settled equity swaps which mature on June 20, 2022 in accordance with information included in Axar’s filing on Form 4 which was filed with the SEC on March 18, 2019. In addition, the Partnership’s board of directors has separately approved an amendment to the voting and standstill agreement and director voting agreement with Axar to permit Axar to acquire up to 27.5% of the Partnership common units outstanding.

On March 29, 2019, the Partnership had additional borrowing of $10.0 million under the Tranche B Revolving Credit Facility.

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

Amendment and Restatement of 2018 LTIP

On March 27, 2019, the Board of Directors of our General Partner approved the amendment and restatement of the 2018 LTIP, which was renamed the StoneMor Amended and Restated 2019 Long-Term Incentive Plan (“2019 Plan”). The amendments were made to (i) increase the number of common units of the Partnership reserved for delivery under the plan from 2,000,000 to 4,000,000 and (ii) make certain other clarifying changes and updates to the 2018 LTIP.

The 2019 LTIP provides for the grant, from time to time, at the discretion of the board of directors of the General Partner or the Compensation, Nominating and Governance and Compliance Committee of the board of directors, of equity-based incentive compensation awards.  Subject to adjustments in the event of certain transactions or changes in capitalization in accordance with 2019 LTIP, 4,000,000 common units of the Partnership have been reserved for delivery pursuant to awards under the 2019 LTIP. Common units that have been forfeited, cancelled, exercised, settled in cash, or otherwise terminated or expired without deliver will be available for future deliver.

20.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes certain quarterly results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per unit data)
Year Ended December 31, 2018
Revenues	$77,945	$81,571	$73,185	$83,425
Gross loss	(8,026)	(8,738)	(10,016)	(5,610)
Net loss	(17,923)	(17,017)	(17,225)	(20,534)
General partner’s interest in net loss for the period	(187)	(177)	(179)	(214)
Limited partners’ interest in net loss for the period	(17,736)	(16,840)	(17,046)	(20,320)
Net loss per limited partner unit (basic and diluted)	$(0.47)	$(0.44)	$(0.45)	$(0.54)
Year Ended December 31, 2017
Revenues	$82,946	$85,952	$84,034	$85,295
Gross profit (loss)	(1,049)	(3,113)	(2,348)	(4,163)
Net loss (1)	(8,561)	(11,582)	(9,576)	(45,439)
General partner’s interest in net income (loss) for the period	(89)	(121)	(99)	(473)
Limited partners’ interest in net loss for the period	(8,472)	(11,461)	(9,477)	(44,966)
Net loss per limited partner unit (basic and diluted)	$(0.22)	$(0.30)	$(0.25)	$(1.18)

(1)Net loss in the fourth quarter of 2017 includes loss on goodwill impairment of $45.6 million.

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

The tables presented below provide supplemental information to the consolidated statements of cash flows regarding contract origination and maturity activity included in the pertinent captions on the Partnership’s consolidated statements of cash flows (in thousands):

	Years Ended December 31,
	2018	2017
Pre-need/at-need contract originations (sales on credit)	$(126,199)	$(104,896)
Cash receipts from sales on credit (post-origination)	130,697	87,822
Changes in Accounts receivable, net of allowance	$4,498	$(17,074)
Deferrals:
Cash receipts from customer deposits at origination, net of refunds	$146,279	$146,624
Withdrawals of realized income from merchandise trusts during the period	15,582	12,551
Pre-need/at-need contract originations (sales on credit)	126,199	104,896
Undistributed merchandise trust investment earnings, net	(2,725)	(36,461)
Recognition:
Merchandise trust investment income, net withdrawn as of end of period	(9,618)	(11,738)
Recognized maturities of customer contracts collected as of end of period	(188,897)	(199,074)
Recognized maturities of customer contracts uncollected as of end of period	(49,415)	(25,847)
Changes in Deferred revenues	$37,405	$(9,049)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 29, 2018, the Audit Committee approved the engagement of Grant Thornton LLP as the Partnership’s independent registered public accounting firm for the fiscal year ending December 31, 2018, effective immediately. On the same day, the Committee dismissed Deloitte & Touche LLP as the Partnership’s independent registered public accounting firm, effective immediately.

In the fiscal years ended December 31, 2016 and 2017 and in the subsequent interim period through November 29, 2018, there were no (a) disagreements between the Partnership and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused Deloitte & Touche LLP to make reference to the subject matter of the disagreement in connection with its audit report on the consolidated financial statements for such years.

ITEM 9A.CONTROLS AND PROCEDURES

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

Our management, including the CEO and CFO, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2018. Based on such evaluation, our CEO and CFO concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

Management previously identified and reported material weaknesses in its Annual Report on Form 10-K for the Year Ended December 31, 2017 filed on July 17, 2018. We conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, we concluded that the Partnership did not maintain effective internal control over financial reporting as of December 31, 2018 as a result of the material weaknesses described below:

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

•

Management did not maintain effective controls over sales contract origination occurring at its site locations.  Specifically, there was no subsequent review of contract entry and no approved master pricing listing.  In addition there was no oversight monitoring at its corporate office related to cancelations and timely and accurate servicing for correct revenue recognition.

•

Management did not maintain effective controls over the accuracy and valuation of its merchandise inventory allocated to pre-need contracts. Specifically, the Partnership did not have effective controls over the assessment of condition and impairment of allocated and un-allocated merchandise inventory due to excessive or deterioration damage.

B.	Establishment and review of certain accounting policies:

The Partnership’s controls applicable to establishment, periodic review for ongoing relevance and consistent application of material accounting policies in conformity with GAAP including (i) revenue recognition and (ii) insurance-related assets and liabilities. More specifically:

•

Management did not have effective segregation of duties, review and monitoring controls over revenue recognition with respect to the ASC 606 transition adjustment and subsequent calculations at a sufficient level of precision to timely detect misstatements in the related income statement and balance sheet account.

•	Management did not maintain effective completeness and accuracy controls at a level of precision to timely detect misstatements related to the insurance related assets and liabilities.
C.	Reconciliation of certain general ledger accounts to supporting details:

The Partnership’s controls over the reconciliation of amounts recorded in the general ledger to relevant supporting detail for "Cemetery property" and "Deferred revenues" on the consolidated balance sheets were not designed appropriately and thus failed to operate effectively. Management has identified that the specified general ledger account balances were not always reconciled to supporting documentation.

D.	Accurate and timely relief of deferred revenues and corresponding recognition of income statement impacts:

The Partnership’s internal controls designed to prevent a material misstatement in the recognized amount of "Deferred revenues" as of the balance sheet date were not designed appropriately. Specifically, the Partnership concluded that it did not design effective controls that would lead to a timely identification of a material error in "Deferred revenues" due to failure to accurately and timely relieve the liability when the service was performed or merchandise was delivered. Further, the Partnership’s review controls designed to detect such errors did not operate at the appropriate level of precision to identify such error. More specifically:

•

Management did not have effective segregation of duties over the preparation and subsequent review of its deferred revenue reconciliation process at a sufficient level of precision to timely detect potential misstatements of the related income statement and balance sheet accounts.

•

Management did not have effective review and monitoring controls over the revenue, cost of goods sold and deferred balances of pre-acquisition contracts at a sufficient level of precision to timely detect potential misstatements of the related income statement and balance sheet accounts.

•

Management did not have effective review and monitoring controls over the results of ongoing deferred revenue testing at a sufficient level of precision to detect potential misstatements of the related balance sheet accounts.

Our management communicated the results of its assessment to the Audit Committee of the Board of Directors of our General Partner. Our independent registered public accounting firm, Grant Thornton LLP, has expressed an adverse opinion on our internal control over financial reporting as of December 31, 2018 in the audit report that appears below.

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

A.	To address the material weakness in control environment, control activities and monitoring, the Partnership has completed, or is in the process of the following:
•	Performed a comprehensive review of current procedures to ensure compliance with the Partnership’s accounting policies and GAAP;
•

Enhanced the existing and developed more appropriate monitoring controls to provide reasonable assurance that the Partnership maintains sufficient oversight of the performance of internal control over financial reporting responsibilities;

•	Reassessing its existing framework used to identify and implement corrective actions on a timely, prioritized basis with defined accountability;
•

Enhancing the controls over sales contract origination occurring at site locations and re-training field personnel and developing additional oversight procedures at the corporate location to monitor compliance with approved policies and procedures and trust requirements; and

•	Enhancing the accuracy and valuation controls of its merchandise inventory and updating its inventory management system including a more thorough review of inventory utilization.

Management will continue to review such actions and progress with the Audit Committee. The remediation of this weakness in the control environment will contribute to the remediation of each of the additional material weaknesses described above.

B.

To address the material weakness associated with the establishment and periodic review of certain accounting policies for compliance with applicable GAAP that gave rise to potentially inaccurate or untimely revenue recognition and accounting for insurance-related assets and liabilities, management is performing a comprehensive review of the Partnership’s existing accounting policies to provide reasonable assurance of compliance with GAAP. More specifically:

•	Management has implemented controls over the input and output data related to the completeness and accuracy of the calculation provided by the actuary for the related assets and liabilities; and

•

Management is in process of enhancing its controls over the segregation of duties, review and monitoring controls over the ASC 606 calculations.  In addition, management is in process of automating these calculations which are currently performed manually.  Once completed the results will be subject to additional review and monitoring controls.

C.

To address the material weakness associated with controls over the reconciliation of amounts in certain general ledger accounts to relevant supporting details, management is in the process of reassessing its existing policies and designing procedures to govern the completion and review of business unit level account reconciliations. This includes automation of processes and designing and implementing enhanced controls over the preparation, analysis and review of significant accounts that operate at the appropriate level of precision to prevent or detect a material misstatement of such balances at period end. Management is refining its monitoring controls over the maintenance of cemetery property records to address the associated material weakness. Management is also refining system controls to assist with timely and accurate recognition of revenue and related costs and detective controls to appropriately monitor and review the recording of transactions.

D.

To address the material weakness regarding accurate and timely relief of deferred revenue and corresponding income statement impacts, the Partnership has reassessed the existing monitoring controls designed to identify material misstatements within "Deferred revenues." The Partnership continues to refine system controls and introduce additional controls operating at an appropriately low level of detail intended to identify material misstatements in "Deferred revenues," More specifically:

•

Management is in process of cross-training additional qualified accounting personnel to prepare the deferred revenue reconciliation, independent of the reviewer who is a member of the senior management team.

•

Management is in process of completing a special project to identify and record pre-acquisition contracts. Management has also designed review and monitoring controls that will be implemented upon the completion of this project.

•

Management has implemented site level testing as well as oversight testing at the corporate level.  An error rate is being developed and utilized to ensure the related balance sheet accounts are properly stated. The error rate is being developed and subsequently will be reviewed by accounting senior management prior to utilization.

•	Management updated the Contract Servicing Policy and delivered training to all field General Manager and Administration personnel responsible for servicing activities.

•	Management delivered training to financial and non-financial personnel and the Audit Committee specific to ASC 606 – Revenue from Contracts with Customers; Contract Servicing Policy and Training

E.

To address the material weakness disclosed in its 2017 Annual Report on Form 10-K associated with the review of financial statement disclosures regarding the consolidated statements of cash flows and Note 4 and Note 16, the Partnership has designed and implemented additional controls over the preparation and review of the consolidated statements of cash flows and Note 4 and Note 16 at a detailed level that ensures accurate and proper presentation of the financial statement disclosures in accordance with GAAP.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Our remediation efforts were ongoing during our last fiscal quarter ended December 31, 2018. Other than the remediation steps described above, there were no other material changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of StoneMor GP LLC and Unitholders of StoneMor Partners L.P.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of StoneMor Partners L.P. (a Delaware Partnership) and subsidiaries (the “Partnership”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Partnership has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Partnership’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

A.

The Partnership did not design and maintain effective internal control over financial reporting related to control environment, control activities and monitoring, including competency of resources and deployment and oversight of control activities.

B.

The Partnership’s controls applicable to establishment, periodic review for ongoing relevance and consistent application of certain material accounting policies in conformity with accounting principles generally accepted in the United States of America ("US GAAP") including  revenue recognition and insurance-related assets and liabilities were not appropriately designed.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2018. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated April 2, 2019, which expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

April 2, 2019

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

PARTNERSHIP STRUCTURE AND MANAGEMENT

StoneMor GP, as our general partner, manages our operations and activities. Unitholders are not entitled to participate, directly or indirectly, in our management or operations.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business. Unitholders do not have the right to elect our general partner or its directors on an annual or other continuing basis. Our general partner may not be removed except by the vote of the holders of at least 66 2/3% of the outstanding common units, including units owned by our general partner and its affiliates. Robert B. Hellman, Jr. is the sole Trustee (the "Trustee") under a Trust (the "Trust") established pursuant to a Voting and Investment Trust Agreement by and between American Cemeteries Infrastructure Investors, LLC, a Delaware limited liability company ("ACII"), and Mr. Hellman, as Trustee, dated as of May 9, 2014, for the pecuniary benefit of ACII. In his capacity as Trustee, Mr. Hellman has exclusive voting and investment power over approximately 86.63% of membership interests in StoneMor GP Holdings LLC, a Delaware limited liability company ("GP Holdings"), which is the sole member of StoneMor GP. ACII is an affiliate of American Infrastructure Funds, L.L.C., an investment adviser registered with the SEC. Mr. Hellman, a director of our general partner, is a managing member of American Infrastructure Funds, L.L.C. and he is affiliated with (i) entities that own membership interests in ACII and (ii) AIM Universal Holdings, LLC which is the manager of ACII. Jonathan A. Contos, who served as a director of our general partner until February 9, 2018, was a Principal of American Infrastructure Funds, L.L.C. Robert A. Sick, a director of our general partner, has been an Operating Director of American Infrastructure Funds, L.L.C. since 2015. In addition to the Trust’s holdings of GP Holdings, Lawrence Miller, Vice Chairman of the Board of Directors of StoneMor GP until October 12, 2018 (6.53%, inclusive of family partnership holdings), William Shane, a former director of StoneMor GP (3.04%, inclusive of family partnership holdings), Allen Freedman, a former director of StoneMor GP (0.06%), Martin Lautman, a director of StoneMor GP (0.24%, along with Mr. Lautman’s spouse) and Michael Stache and Robert Stache, retired executive officers of StoneMor GP (each owning 1.8% through trusts with their respective spouses), collectively hold approximately 13.37% of membership interests in GP Holdings.

Pursuant to the Second Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated May 21, 2014, as amended (the "Second Amended and Restated LLC Agreement"), GP Holdings, as the sole member of StoneMor GP, is entitled to elect all directors of StoneMor GP.

DIRECTORS AND EXECUTIVE OFFICERS OF STONEMOR GP LLC

The following table shows information regarding the directors and executive officers of our general partner as of March 15, 2019. Each director is elected for one-year terms until his or her successor is duly elected and qualified or until his or her earlier resignation or removal.

Name	Age	Positions with StoneMor GP LLC
Joseph M. Redling (1)	60	President, Chief Executive Officer and Director
Mark L. Miller	58	Chief Financial Officer and Senior Vice President
James S. Ford	64	Chief Operating Officer and Senior Vice President
Austin K. So	45	General Counsel, Chief Legal Officer and Secretary
Robert B. Hellman, Jr.	59	Chairman of the Board of Directors
Martin R. Lautman, Ph.D.	72	Director
Stephen J. Negrotti	67	Director
Leo J. Pound (1)	64	Director
Robert A. Sick	59	Director
Fenton R. Talbott	77	Director
Patricia D. Wellenbach	61	Director

(1)

Mr. Redling has served as President, Chief Executive Officer and a Member of the Board of Directors since July 18, 2018.  R. Paul Grady served as President, Chief Executive Officer and a Member of the Board of Directors from May 17, 2017 until March 30, 2018. Leo J. Pound served as Interim Chief Executive Officer from March 30, 2018 until July 18, 2018.

EXECUTIVE OFFICERS AND BOARD MEMBERS

A brief biography for each executive officer who serves as a director of our general partner is included below.

Joseph M. Redling has served as President and Chief Executive Officer of our general partner since July 18, 2018. Prior to his appointment, Mr. Redling served as the Chief Operating Officer of Vonage Holdings. Inc., a billion-dollar communications company, where he managed the day to day operations of the company’s consumer and B2B businesses. Prior to Chief Operating Officer position he was President of Consumer Services for Vonage overseeing its large consumer business unit. Prior to that, Mr. Redling was President and Chief Executive Officer of Nutrisystem, Inc., a leader in the weight-loss industry. His experience also includes over a decade with Time Warner and AOL where he held a number of senior executive level roles including Chief Marketing Officer, President of Paid Services and Customer Management, President of the AOL Access Business and CEO of AOL International.

ADDITIONAL DIRECTORS

A brief biography for each non-executive director of our general partner is included below.

Robert B. Hellman, Jr., has served on the Board of Directors of our general partner since our formation in April 2004. Mr. Hellman co-founded American Infrastructure Funds ("AIM") in 2006 and has been an infrastructure and private real assets investor for over 25 years. He has been an investor and director in a wide variety of industries, including agriculture, building materials, forest products, energy production and distribution, death care, entertainment, health and fitness, and real estate. On behalf of AIM, he currently holds three patents on the application of the design of innovative financial security structures. Mr. Hellman began his private equity career at McCown DeLeeuw in 1987, and previously was a consultant with Bain & Company, where he was one of the founding members of Bain’s Tokyo office. Mr. Hellman serves on the board of a number of private companies. He is also a member of the Board of the Stanford Institute for Economic Policy Research (SIEPR) and President of Stanford’s DAPER Investment Fund. He received an M.B.A. from the Harvard Business School with Baker Scholar honors, an M.S. in economics from the London School of Economics, and a B.A. in economics from Stanford University. Mr. Hellman brings to the Board extensive investment management and capital raising experience, combined with excellent leadership and strategic skills.

Martin R. Lautman, Ph.D., has served on the Board of Directors of our general partner since our formation in April 2004 and served as a director of Cornerstone from its formation in March 1999 through April 2004. Dr. Lautman is currently the Managing Director of Marketing Channels, Inc., a company that provides marketing and marketing research consulting services to the information industry and a partner in Musketeer Capital, a venture capital firm investing in early stage and growth stage companies. From 2005 to 2008, he served as the President and CEO of GfK Custom Research North America, a division of a public worldwide marketing services company headquartered in Nuremburg, Germany. Prior to that, he was the Senior Managing Director of ARBOR a U.S.-based marketing research agency, where he held several positions including Senior Managing Director. He has also served with Numex Corporation, a public machine tool manufacturing company, as President from 1987 to 1990 and as a director from 1991 to 1997. From 1986 to 2000, Dr. Lautman served on the Board of Advisors of Bachow Inc., a private equity firm specializing in high-tech companies and software. He is currently a board member of Require, a title release tracking company and an advisor to Phoenix International, a market research firm and three early stage fund and growth stage funds. Dr. Lautman is also the former Chairman of the Board of Penn Hillel where he served for four years and is now on the board of Hillel International. Dr. Lautman has lectured on marketing in The Cornell Hotel School and The Columbia University School of Business and has taught courses in both the Executive MBA and MBA programs in marketing management and marketing strategy in The Smeal School of Business of The Pennsylvania State University. He currently teaches Entrepreneurial Marketing in both the undergraduate and MBA programs in The Wharton School of Business of The University of Pennsylvania. Dr. Lautman brings to the Board marketing, sales and strategic planning expertise and experience with corporate compensation matters.

Stephen J. Negrotti has served on the Board of Directors of our general partner since April 2018. Mr. Negrotti was most recently President and CEO of Turner Investments Inc., an investment manager, from April 2014 until October 2015. He also served as a member of the Board of Directors and President of the Turner Family of Mutual Funds during that time. Mr. Negrotti has been self-employed as an independent certified public accountant and a consultant since October 2015 and was also employed in that capacity from January 2012 until joining Turner. Mr. Negrotti has over 40 years of finance and administration experience. He joined Ernst & Young in Philadelphia in 1976 and was a Partner at Ernst & Young LLP from 1986 through 2011, coordinating services to financial industry clients and acting as an advisor in Ernst & Young’s Global Private Equity practice in New York. Mr. Negrotti holds an MBA in Finance from Drexel University and a Bachelor’s degree in Accounting from The Pennsylvania State University. Mr. Negrotti brings to the Board significant experience in financial oversight and accounting matters

Leo J. Pound has served on the Board of Directors of our general partner since August 2014. He also served as Interim Chief Executive Officer of our general partner from March 30, 2018 until July 18, 2018, as Acting Chief Operating Officer of our general partner from April 16, 2017 until September 29, 2017 and as Interim Strategic Officer from July 19, 2018 until October 31, 2018. Mr. Pound has been a Principal of Pound Consulting Inc., which provides management-consulting services to both public and private enterprises, since July 2000. From February 1999 to July 2000, Mr. Pound was Chief Financial Officer of Marble Crafters, a stone importer and fabricator. From October 1995 to February 1999, he was Chief Financial Officer of Jos. H. Stomel & Sons, a wholesale distributor. Since 2013, Mr. Pound has served as the Chairman of the Audit Committee of Alliance Holdings, a private equity firm. From 2012 through December 2015, Mr. Pound was a director at Turner Long/Short Equity Offshore, an investment partnership managed by Turner Investments, Inc. He also serves as a director and the Chairman of the Audit Committee and a member of the Compensation Committee and Nominating Committee of Nixon Uniform Service & Medical Wear, a textile rental company. In December 2015, Mr. Pound joined the Board of Directors of Empire Petroleum Partners, a private wholesale fuel distributor, where he also serves as the Chairman of the Audit Committee. Mr. Pound previously served on the Board of Directors of NCO Group, Inc., an international provider of business process outsourcing services, from 2000 until 2011, and chaired its Audit Committee and was a member of its Nominating and Corporate Governance Committee. Mr. Pound is a Certified Public Accountant and a member of the American and Pennsylvania Institutes of Certified Public Accountants. Mr. Pound received a degree in Business Administration from LaSalle University where he majored in Accounting. Mr. Pound brings to the Board of audit practices and financial controls and systems and financial leadership experience.

Robert A. Sick has served on the Board of Directors of our general partner since May 2017. Mr. Sick has been an Operating Director at American Infrastructure MLP Funds since January 2015. Prior to that, Mr. Sick was the sole member and Managing Director of White Oak Capital, LLC, which he formed in April 2004, through which he has served as a transition chief executive officer, board member and senior adviser to more than 30 middle market companies, helping to lead them through management transitions, significant growth initiatives and other business transformations. From December 2013 through December 2014, he served as Chief Executive Officer of AutoNet Mobile Inc., a private company that makes wireless devices for use in moving vehicles. He has also served as a director of Safe Harbor Marinas LLC (September 2016 to present), Denbeste Water Solutions LLC (2014), Arrow Holdings LLC (June 2015 to present), Jacksonville Sound & Communications, Inc. (2015 to present), and Granite Holdings LLC (2015 to present), all of which are private companies. Mr. Sick brings to the Board significant executive leadership experience and experience in driving various strategic initiatives and creating long term value.

Fenton R. "Pete" Talbott has served on the Board of Directors of our general partner since our formation in April 2004 and had served as Chairman of the Board of Cornerstone from April 2000 through April 2004. Mr. Talbott served as the President of Talbott Advisors, Inc., a consulting firm, from January 2006 through January 2010. Mr. Talbott previously served as an operating affiliate of McCown De Leeuw & Co., LLC from November 1999 to December 2004 and currently serves as an operating affiliate of American Infrastructure Funds, L.L.C. Additionally, he served as the Chairman of the Board of Telespectrum International, an international telemarketing and market-research company, from August 2000 to January 2001. Prior to 1999, Mr. Talbott held various executive positions with Comerica Bank, American Express Corporation, Bank of America, The First Boston Corp., CitiCorp., and other entities. He currently serves as a board member of the Preventative Medicine Research Institute, Kansas University Board of Trustees and Landmark Dividend, LLC. Mr. Talbott brings to the Board extensive operational and consulting expertise, experience with compensation matters and his significant professional contact base.

Patricia D. Wellenbach has served on the Board of Directors of our general partner since April 2018.  She has been President and CEO of Philadelphia’s Please Touch Museum since November 2015. In such capacity, Ms. Wellenbach is responsible for management and oversight of one of the top 10 children’s museums in the country. The Museum employs 100 people and has a budget of $10.0 million. In addition, Ms. Wellenbach works closely with the Museum’s Board of Trustees and is a steward of a 100,000 square foot building on the National Historic Register. The building is owned by the City of Philadelphia and as such Ms. Wellenbach works closely with city leaders on the preservation of this historic landmark building. From February 2013 to October 2015, Ms. Wellenbach was President and CEO of Green Tree School and Services, a non-residential school and behavioral health clinic for children with autism and severe emotional disturbances. In such capacity, Ms. Wellenbach oversaw a budget of $9.0 million, managed the construction of a new facility and negotiated contracts with two unions. The complexity of the medical and educational needs of the children required Ms. Wellenbach to have experience with a high level of regulatory and compliance issues. From October 2007 to January 2013, Ms. Wellenbach advised companies as President and CEO of Sandcastle Strategy Group, LLC. Ms. Wellenbach currently serves on the Boards of Thomas Jefferson University (from July 2015) and the Philadelphia Mayor’s Cultural Advisory Board (from September 2016). Ms. Wellenbach previously was a member of the Board of Directors at the Reinvestment Fund, a CDFI fund that makes community impact investments in areas of work force development, charter schools, food access and other community needs, from March 2010 until December 2017. Ms. Wellenbach is also a member of the National Association of Corporate Directors, Women Corporate Directors, the Forum of Executive Women and the Pennsylvania Women’s Forum. Ms. Wellenbach holds a degree from the Boston College School of Nursing and a certificate from the UCLA Anderson School of Management’s Healthcare Executive Program. Ms. Wellenbach brings to the Board significant experience in managing complex businesses in transition and restructuring, merger and acquisition experience both as a chief executive officer and as a board member, and experience with risk, regulatory and compliance issues

EXECUTIVE OFFICERS (NON-BOARD MEMBERS)

A brief biography for each executive officer who does not serve as a director of our general partner is included below.

Mark L. Miller has served as Chief Financial Officer and Senior Vice President of our general partner since May 2017 and was a consultant to our general partner from February 2017 until May 2017. From October 2016 to February 2017, Mr. Miller provided consulting services to a distributor of flooring material. Mr. Miller was on sabbatical from full-time work endeavors from July 2015 to September 2016. From July 2012 through March 2015, Mr. Miller was Chief Financial Officer and Treasurer of CrossAmerica GP, LLC, the general partner of CrossAmerica Partners LP (formerly Lehigh Gas Partners LP), a NYSE-listed limited partnership and a wholesale and retail distributor of motor fuel and a leasee and subleasee of motor fuel retail distribution stores, convenience stores and gas stations. Thereafter, he assisted CrossAmerica for a transition period from March 2015 to June 2015. Prior to his experience with Cross America, Mr. Miller was Vice President of Acquisitions at Dunne Manning Inc. (formerly Lehigh Gas Corporation), where he managed acquisitions, divestitures, acquisition financing and working capital requirements since 2004. Prior to joining Dunne Manning Inc., Mr. Miller was the Chief Financial Officer for several middle market companies in various industries. Mr. Miller also spent six years with Deloitte & Touche LLP. Mr. Miller holds a Bachelor of Science degree in Accounting from Northeastern University and was a Certified Public Accountant.

James S. Ford has served as Chief Operating Officer and Senior Vice President of our general partner since March 1, 2018. Prior to joining StoneMor, Mr. Ford had most recently served as Senior Vice President and Chief Customer Officer of Foundation Partners Group, which owns and operates funeral homes and cemeteries in the United States, where he was employed from September 2014 through January 2018. In such capacity, Mr. Ford was responsible for all operations, sales and marketing activities of Foundation Partners Group. He previously held the position of Vice President, Business Optimization, at Foundation Partners Group where he led efforts to formulate and implement business strategies that drove organizational growth and expansion. From June 2004 to November 2013, Mr. Ford was Senior Vice President and Chief Operating Officer of Cremation Services with the Neptune Society in Plantation, Florida, a provider of cremation services. In such capacity, Mr. Ford’s responsibilities included oversight of Neptune Society’s operations and sales. Before his employment with Neptune Society, Mr. Ford held several senior management positions with Service Corporation International (SCI), a provider of funeral goods and services as well as cemetery property and services, during his 16 years with that company. Mr. Ford has served on the Boards of Directors of the Illinois, Michigan, and Wisconsin Cemetery Associations and the Board of Directors of the Indiana Funeral Directors Association. Mr. Ford attended Loyola University in Los Angeles where he studied Biology and was a licensed Funeral Director in California.

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

BOARD MEETINGS AND EXECUTIVE SESSIONS, COMMUNICATIONS WITH DIRECTORS AND BOARD COMMITTEES

In 2018, the Board of Directors of our general partner held ten meetings. All directors then in office attended all of these meetings, either in person or by teleconference.

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

All current committee members qualify as "independent" under applicable standards established by the SEC and NYSE for members of audit committees. In addition, Mr. Negrotti has been determined by the Board of Directors of our general partner to have accounting or related financial management expertise and meet the qualifications of an "audit committee financial expert" in accordance with NYSE listing standards and SEC rules, as applicable. The "audit committee financial expert" designation is a disclosure requirement of the SEC related to Mr. Negrotti's experience and understanding with respect to certain accounting, and auditing matters. The designation does not impose any duties, obligations or liabilities that are greater than those generally imposed on Mr. Negrotti as a member of the Audit Committee and the Board of Directors of our general partner and it does not affect the duties, obligations or liabilities of any other member of the Board of Directors.

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

Conflicts of interest may arise between us and our unitholders, on the one hand, and our general partner and its affiliates, on the other hand. Additionally this Committee is responsible for engaging third party experts to perform fairness opinions as deemed necessary. As previously announced, Ms. Wellenbach and Mr. Negrotti were appointed as members of the Conflicts Committee for the purpose of considering, reviewing and making recommendations as to whether a change in our structure from a master limited partnership to a publicly traded Delaware corporation would be in the best interest of the Partnership and our public unitholders. The Board of Directors has approved a fixed fee of $75,000, each for their service on the Conflicts Committee for 2018.

Trust and Compliance Committee

The current members of the Trust and Compliance Committee are Messrs. Hellman (Chairman) and Sick and Ms. Wellenbach. The primary responsibilities of the Trust and Compliance Committee are to assist the Board in fulfilling its responsibility in the oversight management of merchandise trusts and perpetual care trusts (collectively, the "Trusts") and to review and recommend an investment policy for the Trusts, including (i) asset allocation, (ii) acceptable risk levels, (iii) total return or income objectives, (iv) investment guidelines relating to eligible investments, diversification and concentration restrictions and (v) performance objectives for specific managers or other investments. The Trust and Compliance Committee also oversees matters of non-financial compliance, including our overall compliance with applicable legal and regulatory requirements.

Compensation and Nominating and Governance Committee

The current members of the Compensation and Nominating and Governance Committee (the "Compensation Committee") are Messrs. Sick (Chairman), Hellman and Pound. The primary responsibilities of the Compensation Committee are to oversee compensation decisions for the non-management directors of our general partner and executive officers of our general partner (in the event they are to be paid by our general partner), as well as our long-term incentive plan and to select and recommend nominees for election to the Board of Directors of our general partner.

CODE OF ETHICAL CONDUCT FOR FINANCIAL MANAGERS, CODE OF BUSINESS CONDUCT AND ETHICS FOR DIRECTORS, THE CODE OF ETHICS POLICY, AND THE CORPORATE GOVERNANCE GUIDELINES

We adopted a Code of Ethical Conduct for Financial Managers which is applicable to our financial managers, including our principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethical Conduct for Financial Managers incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. If any amendments are made to the Code of Ethical Conduct for Financial Managers or if we or our general partner grants any waiver, including any implicit waiver, from a provision of the code to any of its financial managers, we will disclose the nature of such amendment or waiver on our website (www.stonemor.com) or in a report on Form 8-K. We also adopted a Code of Business Conduct and Ethics for Directors, a Code of Ethics Policy applicable to our officers and other employees, and Corporate Governance Guidelines, which constitute the framework for our corporate governance.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Our general partner’s directors, officers and beneficial owners of more than 10% of common units, if any, are required to file reports of ownership and reports of changes in ownership with the SEC. Directors, officers and beneficial owners of more than 10% of our common units are also required to furnish us with copies of all such reports that are filed. Based solely on our review of copies of such forms and amendments and on written representations from reporting individuals, we believe that all of the directors and executive officers of our general partner filed the required reports on a timely basis under Section 16(a) of the Exchange Act during the year ended December 31, 2018.

ITEM 11.	EXECUTIVE COMPENSATION

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

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards (2) ($)	Non-Equity Incentive Plan Compensation	All Other Compensation (3) ($)	Total ($)
Joseph M. Redling (4)	2018	$317,692	$325,000	$3,052,500	$-	$-	$3,695,192
Chief Executive Officer and President
Leo J. Pound (5)	2018	$425,000	$200,000	$-	$-	$584,851	$1,209,851
Former Interim Chief Executive Officer	2017	$420,000	$-	$-	$-	$147,468	$567,468
R. Paul Grady (6)	2018	$161,538	$-	$-	$-	$-	$161,538
Former Chief Executive Officer and President	2017	$380,770	$-	$-	$-	$25,000	$405,770
Mark L. Miller (7)	2018	$450,000	$75,000	$224,999	$-	$-	$749,999
Chief Financial Officer and Senior Vice President	2017	$287,577	$150,000	$159,034	$-	$113,575	$710,186
Austin K. So (8)	2018	$375,000	$200,000	$187,503	$-	$2,279	$764,782
General Counsel, Chief Legal Officer and Secretary	2017	$367,308	$293,750	$132,522	$-	$10,780	$804,360

(1)	Represents bonus amounts earned with respect to the applicable year except as otherwise indicated.
(2)

Represents the aggregate grant date fair value of awards in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 ("ASC Topic 718"). On July 18, 2018, Joseph M. Redling was issued 750,000 restricted units under the Partnership’s 2014 Long Term Incentive Plan (as now amended and restated, the “2018 Plan”), which vest in quarterly installments over a four year period. The amounts set forth for 2018 for Mark L. Miller and Austin K. So represent awards made under the 2018 Plan with aggregate fair values of $224,999 and $187,503, respectively, assuming the target condition is met in each of the three vesting periods for the units that vest based on achieving performance targets (“PVUs”).  The amounts set forth for 2017 for Messrs. Miller and So represent awards that were intended to be made in 2017 but were delayed due to delinquencies in the filing of certain periodic reports by the Partnership with aggregate fair values of $159,634 and $132,522, respectively, assuming the target condition is met in each of the three vesting periods for the PVUs.

(3)	All other compensation for 2018 includes the following personal benefits:

	Benefit
Name	Airfare	Transportation	Cell Phone	Other
Leo J. Pound	$45,980	$12,880	$—	$6,991
Austin K. So	$—	$—	$1,530	$749

(4)

Mr. Redling commenced service as our Chief Executive Officer and President on July 18, 2018.  The amount set forth under “Salary” is prorated for the service period.  Mr. Redling’s annualized base salary is $700,000.

(5)

Mr. Pound served as Interim Chief Executive Officer from March 30, 2018 through July 17, 2018, as Interim Strategic Executive from July 18, 2018 through October 31, 2018 and as Acting Chief Operating Officer from April 16, 2017 through September 29, 2017.  The amount set forth under “Salary” represents consulting fees we paid to his consulting firm for his service in 2018 as Interim Chief Executive Officer and in 2017 as Acting Chief Operating Officer.  The amount set forth under “All Other Compensation” for 2018 includes $150,000 in consulting fees we paid to his consulting firm for his service as Interim Strategic Executive. The amounts set forth under "All Other Compensation" also include the compensation Mr. Pound received for his service as a director of StoneMor GP for 2018 and 2017, and is comprised of the following:

	Fees Earned or Paid In Cash ($)(1)	Stock Awards ($)(2)	Total ($)
2018	$74,000	$20,000	$94,000
2017	$126,000	$21,468	$147,468

(1)

Mr. Pound was entitled to an annual retainer for services as a director of $80,000, which is received in cash, restricted phantom units or a combination of cash and restricted Phantom units, at his election. A minimum of $20,000 of the $80,000 annual retainer was required to be paid in restricted phantom units. In addition to the retainer, Mr. Pound was entitled to a meeting fee of $2,000 for each meeting of the board of directors attended in person and $1,500 for each committee meeting attended in person, a fee of $500 for participation in each board call that is greater than one hour, but less than two hours, and $1,000 for participation in each telephone board call that is two hours or more. In 2017, Mr.  Pound also received a fee of $50,000 in 2017 for serving on the Executive Search Committee of the Board of Directors in 2017. Mr. Pound is also entitled to receive restricted phantom units pursuant to his distribution equivalent rights.

(2)

The restricted phantom units awarded as retainer compensation are credited to a mandatory deferred compensation account established for Mr. Pound. In addition, for each restricted phantom unit in such account, we credit the account, solely in additional restricted phantom units, an amount of distribution equivalent rights so as to provide Mr. Pound a means of participating on a one-for-one basis in distributions made to holders of our common units. Payment of Mr. Pound's mandatory deferred compensation account will be made on the earliest of (i) his separation of service as a director, (ii) disability, (iii) unforeseeable emergency, (iv) death or (v) change of control of the Partnership or our general partners. Any such payment will be made at our election in our common units or cash

(6)	Mr. Grady served as our Chief Executive Officer and President from May 17, 2017 through March 29, 2018.
(7)

Mr. Miller's bonus amount for 2017 represents the grant date fair value of the restricted units issued to him in March 2018 in accordance with ASC Topic 718. The amount set forth under "All Other Compensation" for 2017 is comprised of $88,575 in consulting fees we paid to his consulting firm for consulting services prior to his commencement of service as our Chief Financial Officer, a $10,000 reimbursement for legal fees incurred in connection with the negotiation of his employment agreement, and a $15,000 reimbursement for the premium for a supplemental directors' and officers’ liability insurance policy.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2018

The following table sets forth information with respect to outstanding equity awards at December 31, 2018 for our named executive officers.

	Stock Awards
Name (1)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (2)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (3)
Joseph M. Redling	703,125	$1,476,563
Mark L. Miller	50,281	$105,590
Austin K. So	34,774	$73,025

(1)	No unvested or unexercised equity awards were held at December 31, 2018 by any named executive officer not listed in this table.

(2)	Excludes a total of 48,875, 5,458, and 454 units that had vested for Messer’s Redling, Miller and So but as of December 31, 2018, had been issued.
(3)

The market value of these outstanding awards has been computed by multiplying the closing price of the common units on December 31, 2018 by the number of unvested units held by Messrs. Redling, Miller and So.

AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

The following is a summary of certain material provisions of agreements between our general partner and our named executive officers.

Joseph M. Redling

Joseph M. Redling and our general partner are parties to an employment agreement dated June 29, 2018 pursuant to which Mr. Redling serves as Chief Executive Officer and Senior Vice President of our general partner. Mr. Redling’s initial base salary under the agreement is $700,000 per year, which base salary is subject to annual review by the Board. Any decrease in base salary shall be made only to the extent StoneMor GP contemporaneously and proportionately decreases the base salaries of all of its senior executives.

The agreement provides that Mr. Redling is eligible to receive an annual incentive cash bonus with respect to each fiscal year of StoneMor GP, provided that he will not be eligible to receive such bonus if he is not employed on the last day of the fiscal year to which such bonus relates and, further, he will not be eligible for such bonus unless other senior executive team members have also earned a bonus for such fiscal year. The target amount of the cash bonus is 100% of his base salary with respect to the applicable fiscal year and is to be based on specific individual and company performance goals established by the Compensation Committee and as described in his employment agreement. With respect to fiscal year 2018, the agreement provides that Mr. Redling was eligible for a pro-rated cash bonus based upon the time Mr. Redling was employed by StoneMor GP during fiscal year 2018.

The agreement also provided that Mr. Redling was entitled to receive an initial grant of restricted common units in the Partnership of 750,000 units. Such restricted common units will vest, if at all, in equal quarterly installments over the four year period following the date of grant and will have rights to distributions consistent with fully vested common units in the Partnership. The grant of such restricted common units was made on July 18, 2018, and is subject to such other terms and conditions as are set forth in the Executive Restricted Unit Agreement entered into between Mr. Redling and StoneMor GP at the time of grant.

Under the agreement, Mr. Redling is also entitled to participate in the 2018 Plan for the 2019 fiscal year and each fiscal year thereafter, to the extent that StoneMor GP offers the 2018 Plan to all senior executives of StoneMor GP. Mr. Redling’s participation in the 2018 Plan with respect to the 2019 fiscal year and in any future fiscal year, if offered by StoneMor GP, shall be in an annual amount equal to 150% of his base salary, with 50% of such annual amount vesting in equal annual installments over three years and 50% of the annual amount vesting based upon attainment of performance goals as determined by the Executive Committee of the Board, in consultation with the Compensation Committee.

If Mr. Redling’s employment is terminated for any reason, Mr. Redling will be entitled to receive the following: (i) any base salary for days actually worked through the date of termination; (ii) reimbursement of all expenses for which Mr. Redling is entitled to be reimbursed pursuant to the agreement, but for which he has not yet been reimbursed; (iii) any vested accrued benefits under StoneMor GP’s employee benefit plans and programs in accordance with the terms of such plans and programs, as accrued through the date of termination; (iv) vested but unissued equity in StoneMor GP or the Partnership; (v) any bonus or other incentive (or portion thereof) for any preceding completed fiscal year that has been awarded by StoneMor GP to Mr. Redling, but has not been received by him prior to the date of termination; (vi) accrued but unused vacation, to the extent Mr. Redling is eligible in accordance with StoneMor GP’s policies and (vii) any other payment or benefit (other than severance benefits) to which Mr. Redling may be entitled under the applicable terms of any written plan, program, policy, agreement, or corporate governance document of StoneMor GP, the Partnership or any of their successors or assigns.

If Mr. Redling’s employment is terminated by StoneMor GP without "Cause" and not for death or “Disability” or by Mr. Redling for "Good Reason" (as such terms are defined in the agreement), and provided that Mr. Redling enters into a release as provided for in the agreement, Mr. Redling would be entitled to receive, in addition to the benefits described in the preceding paragraph, the following: (i) payment of 1.5 times his base salary for a period of 12 months following the effective date of his termination, to be paid in equal installments in accordance with the normal payroll practices of StoneMor GP, commencing on the 60th day following the date of termination, with the first payment including any amounts not yet paid between the date of termination and the date of the first payment and (ii) a pro-rata cash bonus for the fiscal year in which such termination occurs, if any, determined by StoneMor GP (subject to certain the restrictions as set forth above), which shall be paid at the same time that annual incentive cash bonuses are paid to other executives of StoneMor GP, but in no event later than March 15 of the fiscal year following the fiscal year in which the date of termination occurs.

In the event of a "Change in Control" (as such term is defined in the agreement), all outstanding equity interests granted to Mr. Redling that are subject to time-based vesting provisions and that are not fully vested shall become fully vested as of the date of such Change in Control. The agreement also includes customary covenants running during Mr. Redling’s employment and for 12 months thereafter prohibiting solicitation of employees, directors, officers, associates, consultants, agents or independent contractors, customers, suppliers, vendors and others having business relationships with StoneMor GP and prohibiting Mr. Redling from directly or indirectly competing with StoneMor GP. The agreement also contains provisions relating to protection of StoneMor GP’s property, its confidential information and ownership of intellectual property as well as various other covenants and provisions customary for an agreement of this nature.

R. Paul Grady

Mr. Grady and our general partner were parties to an employment agreement effective May 17, 2017 pursuant to which Mr. Grady served as President and Chief Executive Officer of our general partner. On February 26, 2018, Mr. Grady resigned as President, Chief Executive Officer and a director effective on March 30, 2018. Mr. Grady’s base salary was $600,000 per year. The agreement provided that Mr. Grady was eligible to receive an annual incentive cash bonus provided that, except for certain qualifying terminations of employment, he was employed on the last day of the fiscal year to which such bonus related, and provided further that he would not have been eligible for such bonus unless other senior executive team members had also earned a bonus for such fiscal year. The amount of the cash bonus was to be within a range of 0% to 150% of his base salary with respect to the applicable fiscal year. The agreement provided that, in lieu of all or a portion of any cash bonus with respect to the 2017 fiscal year, Mr. Grady would have been eligible to receive a grant of restricted common units in the Partnership with a value equal to $300,000. Such restricted common units would have vested, if at all, in equal monthly installments over the two year period following the date of grant and would have had rights to distributions consistent with fully vested common units in the Partnership. The grant of such restricted common units was to be made as promptly as practicable after the Partnership had filed all of its required reports under the Securities Exchange Act of 1934, as amended. Because Mr. Grady gave notice of his intention to resign prior to the grant of such units and such units would, as a result, have been forfeited effective upon his resignation, he did not receive any such award.

Under the agreement, Mr. Grady was also entitled to participate in our long-term incentive plan for the 2017 fiscal year and each fiscal year thereafter, to the extent that our general partner offered such long-term incentive plan to all of its senior executives. Because Mr. Grady’s resignation was effective prior to the date on which any of the awards made with respect to 2017 would have vested, Mr. Grady did not participate in the 2017 awards. The agreement also provided that Mr. Grady was entitled to a 4% profit participation in our general partner, which was forfeited in connection with his resignation. Our general partner also agreed to reimburse Mr. Grady for the cost of a supplemental directors’ and officers’ insurance policy for up to $5,000,000 and to pay up to $10,000 in attorneys’ fees incurred by Mr. Grady in connection with the review, negotiation and documentation of his agreement.

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

The agreement provides that Mr. Miller is eligible to receive an annual incentive cash bonus with respect to each fiscal year of StoneMor GP, provided, except for certain qualifying terminations of employment, that he will not be eligible to receive such bonus if he is not employed on the last day of the fiscal year to which such bonus relates and, further, he will not be eligible for such bonus unless other senior executive team members have also earned a bonus for such fiscal year. The amount of the cash bonus will be within a range of 0% to 112.5% of his base salary with respect to the applicable fiscal year, with a target bonus opportunity equal to 75% of his base salary. With respect to fiscal year 2017, the agreement provides that Mr. Miller was eligible for a pro-rated cash bonus based upon the time Mr. Miller was employed by StoneMor GP during fiscal year 2017. In addition, the agreement provides that, to the extent that the cash bonus payable to Mr. Miller with respect to the 2017 fiscal year, if any, is determined to exceed $100,000, only the amounts in excess of $100,000 shall be payable to Mr. Miller in cash.

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

Under the agreement, Mr. Miller is also entitled to participate in our long-term incentive plan for the 2017 fiscal year and each fiscal year thereafter, to the extent that StoneMor GP offers the 2018 Plan to all senior executives of StoneMor GP. Mr. Miller’s participation in the 2018 Plan with respect to the 2017 fiscal year and in any future fiscal year, if offered by StoneMor GP, shall be in an annual amount equal to 50% of his base salary, with 50% of such annual amount vesting in equal annual installments over three years and 50% of the annual amount vesting based upon attainment of performance goals as determined by the Executive Committee of the Board, in consultation with the Compensation Committee. To the extent Mr. Miller’s employment terminates on account of "Retirement" (as such term is defined in the agreement) during a performance period applicable to a particular long-term incentive plan grant, the portion of such grant that is subject to performance goals shall be earned pro-rata based on actual performance and the number of months that Mr. Miller was employed during the performance period. To be eligible for a pro-rated portion of the grant in the event of a retirement, Mr. Miller must execute a release substantially in the form attached to his agreement.

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

The agreement provides that Mr. So is eligible to receive an annual incentive cash bonus with respect to each fiscal year of StoneMor GP, provided that, except for certain qualifying terminations of employment, he will not be eligible to receive such bonus if he is not employed on the last day of the fiscal year to which such bonus relates and, further, he will not be eligible for such bonus unless other senior executive team members have also earned a bonus for such fiscal year. The amount of the cash bonus will be targeted at 50% of his base salary with respect to the applicable fiscal year. Mr. So remains entitled to receive a quarterly retention bonus of $25,000 per quarter, payable in cash after the end of each quarter in 2018, provided that he is employed by the general partner on the day the general partner pays the applicable retention bonus.

Under the agreement, Mr. So is also entitled to participate in the 2018 Plan to the extent that StoneMor GP offers the 2018 Plan to all senior executives of StoneMor GP. Mr. So’s participation in the 2018 Plan, if offered by StoneMor GP, shall be in an annual amount equal to 50% of his base salary, with 50% of such annual amount vesting in equal annual installments over three years and 50% of the annual amount vesting based upon attainment of performance goals as determined by the Compensation Committee. To the extent Mr. So’s employment terminates on account of "Retirement" (as such term is defined in the agreement) during a performance period applicable to a particular 2018 Plan grant, the portion of such 2018 Plan grant that is subject to performance goals shall be earned pro-rata based on actual performance and the number of months that Mr. So was employed during the performance period. To be eligible for a pro-rated portion of the 2018 Plan grant in the event of a retirement, Mr. So must execute a release substantially in the form attached to his agreement.

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

If Mr. So’s employment is terminated by StoneMor GP without "Cause" or by Mr. So for "Good Reason" (as such terms are defined in the agreement), and provided that Mr. So enters into a release as provided for in the agreement, Mr. So would be entitled to receive, in addition to the benefits described in the preceding paragraph, the following: (i) payment of his base salary for a period of 12 months following the effective date of his termination, to be paid in equal installments in accordance with the normal payroll practices of StoneMor GP, commencing on the Company’s first payroll date following the expiration of the release revocation period, with the first payment including any amounts not yet paid between the date of termination and the date of the first payment and (ii) a pro-rata cash bonus for the fiscal year in which such termination occurs, if any, determined by StoneMor GP (subject to certain the restrictions as set forth above), which shall be paid at the same time that annual incentive cash bonuses are paid to other executives of StoneMor GP, but in no event later than March 15 of the fiscal year following the fiscal year in which the date of termination occurs.

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

DIRECTOR COMPENSATION

	Fees Earned or Paid in Cash	Stock Awards
Name (1)	($)	($) (2)	Total ($)
Howard L. Carver (3)	$23,500	$20,000	$43,500
Jonathan A. Contos (4)	$—	$—	$—
Allen Freedman (3)	$87,500	$—	$87,500
Robert B. Hellman, Jr.	$100,500	$—	$100,500
Martin R. Lautman, Ph.D.	$53,500	$50,000	$103,500
Stephen J. Negrotti	$158,750	$15,000	$173,750
Leo J. Pound	$59,000	$20,000	$79,000
Robert A. Sick	$93,125	$—	$93,125
Fenton R. Talbott	$72,500	$20,000	$92,500
Patricia D. Wellenbach	$148,000	$15,000	$163,000

(1)

Each director denoted was entitled to an annual retainer of $80,000, which could be received in cash, restricted phantom units or a combination of cash and restricted phantom units at the director’s election. A minimum of $20,000 of the $80,000 annual retainer was required to be paid in restricted phantom units to each director. In addition to the retainers, the same directors were entitled to a meeting fee of $2,000 for each meeting of the board of directors attended in person and $1,500 for each committee meeting attended in person, a fee of $500 for participation by telephone in any board or committee meeting that is greater than one hour, but less than two hours, and $1,000 for participation by telephone in any board or committee meeting that is two hours or more. In addition, Mr. Freedman received an annual retainer of $15,000 as the Chairman of the Audit Committee, Mr. Talbott receives an annual retainer of $10,000 for serving as the Chairman of our Compensation and Nominating and Governance Committee and Mr. Carver received a fee of $50,000 for serving on the Executive Search Committee. Mr. Negrotti and Ms. Wellenbach received a fee of $75,000 for serving on the Conflicts Committee.  Lastly, each director is entitled to receive restricted phantom units pursuant to their distribution equivalent rights. The cash amounts shown in the table above are those earned during 2018. For information regarding cash distributions that may be received by our directors by reasons of their ownership interests in our general partner or its affiliates see Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

(3)	The terms of Messrs. Carver and Freedman as directors expired on May 1, 2018

(4)	Mr. Contos resigned effective February 9, 2018

LONG-TERM INCENTIVE PLANS

In 2004, our general partner adopted the StoneMor Partners L.P. Long-Term Incentive Plan, (as amended the "2004 Plan), for employees, consultants and directors of our general partner and its affiliates. The 2004 Plan permitted the grant of awards covering an aggregate of 1,124,000 common units in the form of unit options, unit appreciation rights, restricted units and phantom units.

The 2004 Plan expired on September 10, 2014 pursuant to its terms. Although outstanding awards under the 2004 Plan continue in effect upon such expiration, no new awards were permitted under the 2004 Plan after September 10, 2014. The Board of Directors of our general partner unanimously approved the StoneMor Partners L.P. 2014 Long-Term Incentive Plan (the "2014 Plan") effective September 24, 2014, subject to unitholder approval, and on November 13, 2014, at a special meeting of unitholders, the 2014 Plan was approved by unitholders. Generally, the terms of the 2014 Plan and the 2004 Plan are similar. The 2014 Plan provides us with more flexibility in granting various types of awards and includes, for example, unit awards, which were not part of the 2004 Plan.  Effective August 22, 2018, the General Partner’s Board of Directors (the "Board") adopted the 2018 Plan which amended and restated the 2014 Plan.

The 2018 Plan is intended to promote the interests of the Partnership, our general partner and their respective affiliates by providing to employees, consultants and directors of our general partner and its affiliates incentive compensation awards to encourage superior performance. The 2018 Plan is also contemplated to enhance our ability and the ability of our general partner and its affiliates to attract and retain the services of individuals who are essential for our growth and profitability and to encourage them to devote their best efforts to advancing our business.

Subject to adjustments due to recapitalization or reorganization, the maximum aggregate number of common units which may be issued pursuant to all awards under the 2018 Plan is 2,000,000 common units. The Board of Directors may increase such maximum aggregate number of common units by up to 100,000 common units per year. Common units withheld from an award or surrendered by a recipient to satisfy certain tax withholding obligations of the Partnership or an affiliate or in connection with the payment of an exercise price with respect to an award will not be considered to be common units delivered under the 2018 Plan. If any award is forfeited, canceled, exercised, settled in cash or otherwise terminates or expires without the actual delivery of common units pursuant to the award, the common units subject to such award will be again available for awards under the 2018 Plan.

The 2018 Plan is administered by the Compensation Committee of the Board of Directors of our general partner. The Compensation Committee has full power and authority to: (i) designate participants; (ii) determine the type or types of awards to be granted to a participant; (iii) determine the number of common units to be covered by awards; (iv) determine the terms and conditions of any award, including, without limitation, provisions relating to acceleration of vesting or waiver of forfeiture restrictions; (v) determine whether, to what extent, and under what circumstances awards may be vested, settled, exercised, canceled or forfeited; (vi) interpret and administer the 2018 Plan and any instrument or agreement relating to an award made under the 2018 Plan; (vii) establish, amend, suspend or waive such rules and regulations and delegate to and appoint such agents as it deems appropriate for the proper administration of the 2018 Plan; and (viii) make any other determination and take any other action that the Compensation Committee deems necessary or desirable for the administration of the 2018 Plan. The committee may correct any defect or supply any omission or reconcile any inconsistency in the 2018 Plan or an award agreement, as the committee deems necessary or appropriate.

Awards under the 2018 Plan may be in the form of: (i) phantom units; (ii) restricted units (including unit distribution rights, referred to as "UDRs"); (iii) options to acquire common units; (iv) UARs; (v) DERs; (vi) unit awards and cash awards; and (vii) substitute awards (viii) performance awards and (ix) other unit-based awards. Awards under the 2018 Plan may be granted either alone or in addition to, in tandem with or in substitution for any other award granted under the 2018 Plan or any other plan of the company or an affiliate. Awards granted in addition to or in tandem with other awards may be granted at either the same time as or at a different time from the other award. If an award is granted in substitution or exchange for another award, the Compensation Committee shall require the recipient to surrender the original award in consideration for the grant of the new award. Awards under the 2018 Plan may be granted in lieu of cash compensation, including in lieu of cash amounts payable under other plans of our general partner, our Partnership or any affiliates, in which the value of common units subject to the award is equivalent in value to the cash compensation or in which the exercise price, grant price, or purchase price of the award in the nature of a right that may be exercised is equal to the fair market value of the underlying common units minus the value of the cash compensation surrendered. Summaries of the different types of awards are provided below:

Phantom Unit

A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of our Compensation Committee, the cash equivalent of the fair market value of a common unit(or a combination of such cash or common units). The Compensation Committee determines the number of phantom units to be granted, the period of time when the phantom units are subject to forfeiture, vesting or forfeiture conditions, which may include accelerated vesting upon the achievement of certain performance goals, and such other terms and conditions the Compensation Committee may establish, including whether DERs are granted with respect to phantom units.

Restricted Unit

A restricted unit is a grant of a common unit that is a common unit that is subject to a restricted period established by the Compensation Committee, during which the award remains subject to forfeiture or is either not exercisable by or payable to the recipient of the award. The Compensation Committee determines the number of restricted units to be granted, the period of time when the restricted units are subject to forfeiture, vesting or forfeiture conditions, which may include accelerated vesting upon the achievement of certain performance goals, and such other terms and conditions the Compensation Committee may establish. Upon or as soon as reasonably practical following the vesting of a restricted unit, the participant is entitled to receive a certificate evidencing ownership of the unit or to have the restrictions removed from any unit certificate that may have previously been delivered so that the unit will be unrestricted. Recipients of restricted unit awards are entitled to unit distributions rights (“UDRs”), representing the right to receive distributions made with respect to the Partnership’s common units.  Such UDRs may be payable in cash or as additional restricted units and may be subject to forfeiture and withheld until the restricted units to which they relate cease to be subject to forfeiture, all as determined by the Compensation Committee.

Option

An option confers on the grantee the right to purchase common units at a specified exercise price during specified time periods The Compensation Committee determines the number of common units underlying each option, whether DERs also are to be granted with the common unit option, the exercise price and the conditions and limitations applicable to the exercise of the common unit option.

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

DER

A DER entitles the grantee to receive an amount, payable either in cash, common units and/or phantom units at the discretion of the Compensation Committee, equal to the cash distributions we make with respect to a common unit during the period the award is outstanding. At the discretion of the Compensation Committee, any award, other than a restricted unit or unit award, may include a tandem grant of DERs, which may provide that the DERs will be paid directly to the participant, be reinvested into additional awards, be credited to an account subject to the same restrictions as the tandem award, if any, or be subject to such other provisions and restrictions as determined by the Compensation Committee. The Compensation Committee may also grant DERs as stand-alone awards.

UDR

A UDR is a distribution made by us with respect to a restricted unit. At the discretion of the Compensation Committee, a grant of restricted units may also provide for a UDR, which may be subject to the same forfeiture and other restrictions as the restricted units. If restricted, the distributions will be held, without interest, until the restricted unit vests or is forfeited with the UDR being paid or forfeited at the same time, as the case may be. The Compensation Committee may also provide that distributions be used to acquire additional restricted units. When there is no restriction on the UDRs, UDRs will be paid to the holder of the restricted unit without restriction at the same time as cash distributions are paid by our Partnership to unitholders.

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

Other Unit Based and Cash Awards

Other awards, denominated or payable in, valued in whole or in part by reference to or otherwise based on, or related to, common units, may be granted by the Compensation Committee, including convertible or exchangeable debt securities, other rights convertible or exchangeable into common units, purchase rights for common units and awards with value and payment contingent upon performance of our Partnership or any other factors designated by the Compensation Committee and awards valued by reference to the book value of our common units or the value of securities of or the performance of specified affiliates of our general partner or the Partnership.. The Compensation Committee determines the terms and conditions of such other unit based awards. Additionally, cash awards may also be granted by the Compensation Committee, either as an element of or supplement to another award or independent of another award.

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

Substitute Awards

Awards may be granted under the 2018 Plan in substitution for similar awards held by individuals who become participants of the 2018 Plan as a result of a merger or other transaction with the Partnership or an affiliate.

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

The 2018 Plan became effective on the date of its approval by the Board of Directors of our general partner as of August 22, 2018. The 2018 Plan will continue in effect until the earliest of (i) the date determined by the Board of Directors of our general partner; (ii) the date that all common units available under the 2018 Plan have been delivered to participants; or (iii) the tenth anniversary of the approval of the 2018 Plan by the board. The authority of the Board of Directors or the Compensation Committee of our general partner’s Board of Directors to amend or terminate any award granted prior to such termination, as well as the awards themselves, will extend beyond such termination date.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, the beneficial ownership of the common units of StoneMor as of March 15, 2019 held by beneficial owners of 5% or more of the units, if any, by directors and named executive officers of our general partner and by all directors and executive officers of our general partner as a group. Unless otherwise indicated, the address for each unitholder is c/o

StoneMor Partners L.P., 3600 Horizon Boulevard, Trevose, PA 19053. Unless otherwise indicated, the beneficial owner named in the table is deemed to have sole voting and sole dispositive power of the units set forth opposite such beneficial owner’s name.

Name of Beneficial Owner	Position	Amount of Beneficial Ownership	Percent of Class
Joseph M. Redling	President Chief Executive Officer and a Director	140,625	*
Mark L. Miller	Chief Financial Officer and Senior Vice President	17,971	*
Austin K. So	General Counsel, Chief Legal Officer and Secretary	4,766	*
Robert B. Hellman, Jr. (1)	Chairman of the Board of Directors	4,732,751	12.4%
Martin R. Lautman, Ph.D. (2)	Director	162,931	*
Stephen J. Negrotti	Director	—	*
Leo J. Pound (3)	Director	1,200	*
Robert A. Sick	Director	—	*
Fenton R. Talbott (4)	Director	18,435	*
Patricia D. Wellenbach	Director	—	*
All current directors and officers as a group (11 persons)		5,088,924	13.3%
Axar Capital Management, L.P. (5) 1330 Avenue of the Americas, 30th Floor, New York, NY 10019		7,667,548	20.1%
Oaktree Capital Management LP (6) 333 S Grand Ave, 28th FL, Los Angeles, CA 90071		4,477,857	11.7%
American Cemeteries Infrastructure Investors, LLC (2) 950 Tower Lane, Suite 800, Foster City, CA 94404		2,364,162	6.2%

*	Less than one percent
(1)

Mr. Hellman’s beneficial ownership includes 35,711 common units held by Mr. Hellman directly, 2,332,878 common units held by StoneMor GP Holdings, LLC, and 2,364,162 common units held by American Cemeteries Infrastructure Investors, LLC, referred to as "ACII." AIM Universal Holdings, LLC, referred to as "AUH," is the sole manager of ACII. Ms. Judy Bornstein and Messrs. Matthew P. Carbone and Robert B. Hellman Jr. are managing members of AUH, collectively referred to as the "managing members." The managing members may be deemed to share voting and dispositive power over the common units held by ACII. ACII is owned by its members: American Infrastructure MLP Fund II, L.P., referred to as "AIM II," American Infrastructure MLP Founders Fund II, L.P., referred to as "AIM FFII," and AIM II Delaware StoneMor, Inc., referred to as "AIM II StoneMor." AIM II StoneMor is owned by American Infrastructure MLP Management II, L.L.C., referred to as "AIM Management II," and AIM II Offshore, L.P., referred to as "AIM II Offshore." AIM Management II is the general partner of AIM II, AIM FFII and AIM II Offshore. Mr. Hellman is a managing member of AIM Management II and the president of AIM II StoneMor.

(2)

Includes 5,642 common units held by StoneMor GP Holdings, LLC, 3,500 common units held by Mr. Lautman’s spouse, and 6,000 common units held in both the P. Lautman Trust, M. Lautman Trust and the J. Lautman Trust for the benefit of the director’s children.

(3)	Includes 100 common units held by Mr. Pound's spouse.
(4)	Mr. Talbott pledged 18,435 common units as security for his assets managed accounts with Enterprise Trust Company.
(5)	Information other than percentage of class beneficially owned is based on a Form 4 filed on March 18, 2019.
(6)	Information other than percentage of class beneficially owned is based on a Schedule 13D filed on July 20, 2018.

EQUITY COMPENSATION PLAN INFORMATION

The following table details information regarding our equity compensation plan as of December 31, 2018:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders—2004 Plan (1)	219,306	$1.54	278,506
Equity compensation plans approved by security holders—2018 Plan (2)	1,122,601	$—	843,363
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	1,341,907	$1.54	1,121,869

(1)

Includes 219,306 restricted phantom units under the 2004 Plan. Although the 2004 Plan expired in September 2014 and we are unable to grant new awards under the 2004 Plan, phantom units granted under the 2004 Plan continue to accrue distribution equivalent rights each time we pay a distribution on our common units. Once phantom units vest, such phantom units as well as phantom units accrued in connection with distribution equivalent rights will be settled either in common units or cash, at our discretion.

(2)

Includes 703,125 restricted units and phantom units awarded or to be awarded under the 2018 Plan, a portion of which includes certain restricted units and phantom units to which the recipient would have been entitled but which had not yet been issued as of December 31, 2018 due to the Partnership’s delinquent periodic report filings with the SEC. Column (c) is comprised of 2,000,000 units approved for issuance under the 2018 Plan, less the phantom unit and restricted unit awards awarded to date under the 2018 Plan. The 2018 Plan initially permits the grant of awards covering an aggregate of 2,000,000 common units, a number that the Board may increase by up to 100,000 common units per year.

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

Distributions of available cash to our general partner and its affiliates

We have generally made cash distributions of approximately 98-99% to the unitholders, including our general partner, in respect of any common units that it may own, and approximately 1-2% to our general partner. As of March 15, 2019 our general partner’s ownership percentage of the Partnership was 1.04%. Our general partner also holds incentive distribution rights. Pursuant to such rights, if distributions per common unit exceed target distribution levels, our general partner will be entitled to increasing percentages of the distributions above each level, up to approximately 48% of the distributions above the highest level plus its general partnership percentage interest. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Distribution Policy.

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

OWNERSHIP INTERESTS IN OUR GENERAL PARTNER; RELATIONSHIP WITH GP HOLDINGS

Our general partner, StoneMor GP, owns our general partner interest, our incentive distribution rights and common units representing limited partner interests in the Partnership. As of March 15, 2019 (i) Mr. Hellman, as Trustee of the Trust, for the pecuniary benefit of ACII, has exclusive voting and investment power over approximately 86.63% of membership interests in GP Holdings, the sole member of StoneMor GP, and (ii) Lawrence Miller, former Vice Chairman of the Board of Directors of StoneMor GP (6.53%, inclusive of family partnership holdings), William Shane, a former director of StoneMor GP (3.04%, inclusive of family partnership holdings), Allen Freedman, a former director of StoneMor GP (0.06%), Martin Lautman, a director of StoneMor GP (0.24%, along with Mr. Lautman’s spouse) and, Michael Stache and Robert Stache, retired executive officers of StoneMor GP (each owning 1.75% through trusts with their respective spouses, collectively hold approximately 13.37% of membership interests in GP Holdings.

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

Pursuant to the Common Unit Purchase Agreement, commencing with the quarter ending June 30, 2014, ACII is entitled to receive distributions equal to those paid on the Common Units generally. Through the quarter ended June 30, 2018, such distributions were payable in cash, Common Units issued to ACII in lieu of cash distributions (the "PIK Units"), or a combination of cash and PIK Units, as determined by the Partnership in its sole discretion. If the Partnership elected to pay distributions through the issuance of PIK Units, the number of Common Units issued in connection with a quarterly distribution was the quotient of (A) the amount of the quarterly distribution paid on the Common Units by (B) the volume-weighted average price of the Common Units for the thirty (30) trading days immediately preceding the date a quarterly distribution is declared with respect to the Common Units.  The ACII Units will receive any future cash distributions on the same basis as all other Common Units and the Partnership will no longer have the ability to elect to pay quarterly distributions in kind through the issuance of PIK Units. The Partnership issued 78,342 PIK Units to ACII in lieu of cash distributions of $0.7 million during the year ended December 31, 2017.

Pursuant to the Registration Rights Agreement, the Partnership was required to file a shelf registration statement (the "PIK Unit Registration Statement") with the SEC on or prior to June 5, 2014 to register the offer and sale by ACII of a good faith estimate of the total number of PIK Units that may be issued to ACII under the Common Unit Purchase Agreement, and use its commercially reasonable efforts to cause the PIK Unit Registration Statement to be declared effective as soon as practicable thereafter. The registration statement was declared effective on June 25, 2014 but, due to the Partnership’s failure to timely file certain required reports with the SEC, ACII will not be able to use this registration statement to sell the shares registered thereunder until the Partnership has timely filed all reports it is required to file with the SEC under the Exchange Act for a period of twelve months. Since July 1, 2018, ACII has had the right to require the Partnership to prepare and file with the SEC a shelf registration statement (a "Demand Registration Statement") to register the offer and sale of (a) the ACII Units purchased by ACII pursuant to the Common Unit Purchase Agreement or (b) PIK Units issued to ACII pursuant to the Common Unit Purchase Agreement but not included in the PIK Unit Registration Statement.

The Registration Rights Agreement also includes piggy-back registration rights as well as indemnification and other provisions, which are customary for a transaction of this nature.

ACII is an affiliate of American Infrastructure Funds, L.L.C., an investment adviser registered with SEC. Mr. Hellman, a director of our general partner, is a managing member of American Infrastructure Funds, L.L.C. and he is affiliated with entities that own membership interests in ACII and the entity that is the manager of ACII. Mr. Hellman is also the sole Trustee (the "Trustee") under a Trust (the "Trust") established pursuant to a Voting and Investment Trust Agreement by and between ACII and Mr. Hellman, as Trustee, dated as of May 9, 2014, for the benefit of ACII. Jonathan Contos, a former director of our general partner through February 9, 2018, was a Principal of American Infrastructure Funds, L.L.C.

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

LOAN AGREEMENT WITH RELATED PARTY

On February 4, 2019, the Partnership entered into the Eighth Amendment with, among other parties, certain affiliates of Axar Capital Management (collectively, “Axar”) to provide an up to $35.0 million bridge financing in the form of the Tranche B Revolving Credit Facility, of which $15.0 million was drawn down immediately. Borrowings under the financing arrangement are collateralized by a perfected first priority security interest in substantially all assets of the Partnership and the Borrowers held for the benefit of the existing Tranche A Revolving Lenders and bear interest at a fixed rate of 8.0%. Borrowings under Tranche B Revolving Credit Facility on the Eighth Amendment Effective Date are subject to an original issue discount in the amount of $0.7 million, which was recorded as original issue discount and will pay additional interest in the amount $0.7 million at the termination and payment in full of the financing arrangement, which will be accreted to interest expense over the term of the financing arrangement, As of March 12, 2019, Axar beneficially owned approximately 19.5% of the Partnership’s outstanding common units. Axar also has exposure to an additional 1,462,272 Common Units pursuant to certain cash-settled equity swaps which mature on June 20, 2022 in accordance with information included in Axar’s filing on Form 13D/A which was filed with the SEC on February 5, 2019. In addition, the Partnership’s board of directors has separately approved an amendment to the voting and standstill agreement and director voting agreement with Axar to permit Axar to acquire up to 27.5% of the Partnership common units outstanding.

MERGER AND REORGANIZATION AGREEMENT

On September 27, 2018, the Partnership, StoneMor GP LLC, a Delaware limited liability company and the general partner of the Partnership (“GP”), StoneMor GP Holdings LLC, a Delaware limited liability company and the sole member of GP (“GP Holdings”), and Hans Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of GP (“Merger Sub”), entered into a Merger and Reorganization Agreement (the “Merger Agreement”) pursuant to which, among other things, GP will convert from a Delaware limited liability company into a Delaware corporation to be named StoneMor Inc. (the “Company” when referring to StoneMor Inc. subsequent to such conversion), Merger Sub will be merged with and into the Partnership (the “Merger”), with the Partnership surviving and with the Company as its sole general partner,  the Partnership will become a wholly owned subsidiary of the Company and the unitholders of the Partnership will become stockholders in the Company.

The completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, without limitation: (a) approval of the Merger Agreement by the holders of a majority of the outstanding Common Units, (b) there being no law or injunction prohibiting the consummation of the Merger, (c) subject to specified materiality standards, the accuracy of the representations and warranties of the parties, (d) compliance by the parties in all material respects with their respective covenants, (e) the effectiveness of a registration statement on Form S-4, (f) the approval for listing of the Company Shares on the New York Stock Exchange or any other national securities exchange, (g) the amendment or modification of the Credit Agreement, dated as of August 4, 2016 among StoneMor Operating LLC, the other borrowers party thereto, the lenders party thereto, Capital One, National Association, as administrative agent and the other agents party thereto (the “Credit Agreement”) and any other documents entered into in connection with the Credit Agreement in a manner that permits the consummation of the Merger and the transactions contemplated by the Merger Agreement and (h) the Company’s assumption of a long-term incentive plan as specified in the Merger Agreement.  A change in control of the Partnership may be deemed to have occurred if the Merger is completed.  For further information regarding the Merger and the Merger Agreement, see Note 1 General in Part II, Item 8. Financial Statements and Supplementary Data.

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

MATTERS PERTAINING TO FORMER PRESIDENT AND CHIEF EXECUTIVE OFFICER

On October 12, 2018, a former President and Chief Executive Officer, Lawrence Miller, and the Partnership entered into a letter agreement (the “Agreement”) that resolved the number of units that vested upon Mr. Miller’s retirement as President and Chief Executive Officer in May 2017 pursuant to awards made under the Partnership’s 2014 Long-Term Incentive Plan (the “Plan”). The parties agreed that a total of 22,644 time-based units and 63,836 performance-based units vested under such awards in accordance with the terms of the Separation Agreement dated March 27, 2017 between Mr. Miller and StoneMor GP (the “Separation Agreement”). The parties also agreed that a total of $340,751.40 will be paid to Mr. Miller pursuant to distribution equivalent rights with respect to those units.

In connection with entering into the Agreement, Mr. Miller resigned as a director of StoneMor GP. The Partnership paid Mr. Miller his distribution equivalent rights in October 2018 and issued the vested units in February 2019, after it had filed all reports it is required to file under the Securities Exchange Act of 1934, as amended. The Agreement also included a customary release by Mr. Miller of any further claims with respect to the Plan, including the referenced awards, and any right to appoint a “Founder Director” under the terms of StoneMor GP’s Second Amended and Restated Limited Liability Company Agreement, as amended.  During 2018, Mr. Miller received $528,000 as additional cash severance pursuant to the terms of the Separation Agreement.

PARENTS OF SMALLER REPORTING COMPANIES

As a smaller reporting company, we are required to list all “parents” of the Partnership showing the basis of control and, as to each such parent, the percentage of voting securities owned or other basis of control by its immediate parent.  For this purpose, a “parent” is an affiliate that, directly or indirectly through one or more intermediaries, controls an entity.  For a discussion of certain governance relationships affecting control of the Partnership, see Item 10.  Directors, Executive Officers and Corporate Governance---Partnership Structure and Management.  The following persons are or may be deemed to be “parents” of the Partnership:

Name	Basis of Control
StoneMor GP	General Partner
GP Holdings	Owner of 100% of the membership interests in the General Partner
Robert B. Hellman, Jr

Trustee of the Trust established under the Voting and Investment Trust Agreement by and between ACII and Mr. Hellman for the pecuniary benefit of ACII, in which capacity he has voting and investment power over approximately 86.63% of the membership interests in GP Holdings.

Axar Capital Management, L.P.	May be deemed a parent by virtue of its ownership of 7,667,548, or approximately 20.1%, of the Partnership’s outstanding common units.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Grant Thornton LLP for the audit of our annual financial statements for fiscal year 2018 and audit-related service and all other services rendered by Grant Thornton LLP and professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for the fiscal year 2017 and audit-related service and all other services.  Tax fees were rendered by Deloitte & Touche LLP for fiscal years 2018 and 2017.

	Years Ended December 31,
	2018	2017
Audit fees	$1,688,500	$2,668,693
Audit-related fees	318,675	183,264
Tax fees	367,828	426,075
	$2,375,003	$3,278,032

The category of "Audit fees" includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents. The decrease in fees in 2018 was primarily the result of the audit work performed in 2017 due to the delayed filings.

The category of "Audit-related fees" includes fees for services related to employee benefit plan audits and accounting consultation.

The category of "Tax fees" includes fees for the consultation and preparation of federal, state, and local tax returns.

All above audit services, audit-related services and tax services were pre-approved by the Audit Committee, which concluded that the provision of such services by Grant Thornton LLP and Deloitte & Touche LLP was compatible with the maintenance of each firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements
(1)	The following financial statements of StoneMor Partners L.P. are included in Part II, Item 8. Financial Statements and Supplementary Data:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

Consolidated Statements of Partners’ Capital for the years ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

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

10.3*†

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

10.5*†

Director Restricted Phantom Unit Agreement by and between StoneMor GP LLC and Robert Hellman dated June 23, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 23, 2009).

10.6*†

Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.7*†

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

10.9*†

Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of April 2, 2012 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.10*†

Executive Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 13, 2012).

10.11*†

Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of October 22, 2013 (incorporated by reference to Exhibit 10.7.11 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.12*†

Form of Director Restricted Phantom Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of November 11, 2014 (incorporated by reference to Exhibit 10.7.12 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.13*†

Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of December 31, 2015 by and between StoneMor GP LLC and David L. Meyers (incorporated by reference to Exhibit 10.7.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.14*†

Amended and Restated Employment Agreement, executed July 22, 2013 and retroactive to January 1, 2013, by and between StoneMor GP, LLC and Lawrence Miller (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 26, 2013).

10.15*†

Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Martin R. Lautman, William Shane, Allen R. Freedman, effective September 20, 2004 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.16*†

Form of Indemnification Agreement by and between StoneMor GP LLC and Howard Carver and Peter Grunebaum, effective February 16, 2007 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.17*†

Form of Indemnification Agreement by and between StoneMor GP LLC and Leo J. Pound and Jonathan Contos, dated February 26, 2015 (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.18*†

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

10.19*†

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

10.21*†

Contribution, Conveyance and Assumption Agreement by and among StoneMor Partners L.P., StoneMor GP LLC, CFSI LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.22*†

Letter Agreement by and between Austin So and StoneMor GP LLC, dated January 28, 2017 (incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.23*

Lease Agreement, dated as of September 26, 2013, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC and StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P., solely in its capacity as guarantor (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 2, 2013).

10.24*

Amendment No. 1 to Lease Agreement, dated as of March 20, 2014, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC and StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P., solely in its capacity as guarantor (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 26, 2014).

10.25*

Amendment No. 2 to Lease Agreement, dated as of May 28, 2014, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P. (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.26*

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

10.27†

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

10.28*

Common Unit Purchase Agreement, dated as of May 19, 2014, by and between StoneMor Partners L.P. and American Cemeteries Infrastructure Investors, LLC (incorporated by reference to Exhibit  10.1 of Registrant’s Current Report on Form 8-K filed on May 23, 2014).

10.29*

Underwriting Agreement, dated April 15, 2016, by and among StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, and Raymond James  & Associates, Inc., as representative of the underwriters named therein (incorporated by reference to Exhibit 1.1 of Registrant’s Current Report on Form 8-K filed on April 20, 2016).

10.30*

Letter Agreement by and between Austin So and StoneMor GP LLC, dated May 26, 2016 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.31*

Confidentiality, Nondisclosure and Restrictive Covenant Agreement by and between Austin So and StoneMor GP LLC, dated May 26, 2016 (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.32*

Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, entered into as of July 5, 2016, by and between StoneMor GP LLC and Lawrence Miller (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.33*

Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, entered into as of July 5, 2016, by and between StoneMor GP LLC and Austin So (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.34*

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

10.35*

First Amendment to Credit Agreement, dated as of March 15, 2017, by and among StoneMor Operating LLC, the other Borrowers party thereto, Capital One, National Association, as Administrative Agent, and the Required Lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 16, 2017).

10.36*

Second Amendment and Limited Waiver to Credit Agreement, dated as of July 26, 2017, by and among StoneMor Operating LLC, the other Borrowers party thereto, Capital One, National Association, as Administrative Agent, and the Required Lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 28, 2017).

10.37*

Third Amendment and Limited Waiver to Credit Agreement, effective as of August 15, 2017, by and among StoneMor Operating LLC, the other Borrowers party thereto, Capital One, National Association, as Administrative Agent, and the Required Lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 17, 2017).

10.38*

Fourth Amendment to Credit Agreement dated as of September 29, 2017, by and among StoneMor Operating LLC, a Delaware limited liability company, the other Borrowers party thereto, Capital One, National Association, as Administrative Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 5, 2017).

10.39*

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

10.40*

Sixth Amendment and Waiver to Credit Agreement, effective as of June 12, 2018, by and among StoneMor Operating LLC, the other Borrowers party thereto, Capital One, National Association, as Administrative Agent, and the Required Lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on June 18, 2018).

10.41*

Seventh Amendment and Waiver to Credit Agreement, effective as of July 13, 2018, by and among StoneMor Operating LLC, the other Borrowers party thereto, Capital One, National Association, as Administrative Agent, and the Required Lenders party thereto (incorporated by reference to Exhibit 10.49 of Registrant’s Annual Report on Form 10-K filed on July 17, 2018).

10.42*

Eighth Amendment and Waiver to Credit Agreement, effective as of February 4, 2019, by and among StoneMor Partners L.P., StoneMor Operating LLC, the other Borrowers party thereto, Capital One, National Association, as Administrative Agent, and the Required Lenders party thereto (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on February 4, 2018).

10.43*

Guaranty and Collateral Agreement, dated as of August 4, 2016, by and among StoneMor Partners L.P., StoneMor Operating LLC, the other Grantors party thereto and Capital One, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.44*

Common Unit Purchase Agreement, dated as of December 30, 2016, by and between StoneMor Partners L.P. and StoneMor GP Holdings LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on January 4, 2017).

10.45*†

Separation Agreement and General Release, dated as of March 27, 2017, by and between StoneMor GP Holdings LLC and Lawrence Miller (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 28, 2017).

10.46*†	Summary of Oral Agreement between StoneMor GP LLC and Leo J. Pound (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 17, 2017).

10.47*†	Employment Agreement dated May 16, 2017, by and between StoneMor GP LLC and R. Paul Grady (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 22, 2017).

10.48*†

Indemnification Agreement, dated May 16, 2017, by and between StoneMor GP LLC and R. Paul Grady (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 22, 2017).

10.49*†

Employment Agreement, effective May 16, 2017, by and between StoneMor GP LLC and Mark Miller (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on May 22, 2017).

10.50*†

Indemnification Agreement, effective May 16, 2017, by and between StoneMor GP LLC and Mark Miller (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on May 22, 2017).

10.51*†

Indemnification Agreement, effective May 16, 2017, by and between StoneMor GP LLC and Robert  A. Sick (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on May 22, 2017).

10.52*†	Employment Agreement dated March 1, 2018 by and between StoneMor GP LLC and James Ford (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 2, 2018).

10.53*†

Executive Restricted Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, entered into as of March 1, 2018, by and between StoneMor GP LLC and James Ford (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on March 2, 2018)

10.54*†

Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of March 19, 2018 by and between StoneMor GP LLC and Mark L. Miller (2017 Award) (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 23, 2018).

10.55*†

Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of March 19, 2018 by and between StoneMor GP LLC and Mark L. Miller (2018 Award) (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on March 23, 2018).

10.56*†

Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of March 19, 2018 by and between StoneMor GP LLC and Austin K. So (2017 Award) (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on March 23, 2018).

10.57*†

Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of March 19, 2018 by and between StoneMor GP LLC and Austin K. So (2018 Award) (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on March 23, 2018).

10.58*†

Executive Restricted Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, entered into as of March 19, 2018, by and between StoneMor GP LLC and Mark L. Miller (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on March 23, 2018).

10.59*†

Form of 2017 Key Employee Unit Award Agreement under StoneMor Partners L.P. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 of Registrant’s Current Report on Form 8-K filed on March 23, 2018).

10.60*†

Form of Key Employee Unit Award Agreement under StoneMor Partners L.P. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 of Registrant’s Current Report on Form 8-K filed on March 23, 2018).

10.61*†

Director Restricted Phantom Unit Agreement effective June 15, 2018 by and between StoneMor GP LLC and Patricia D. Wellenbach (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on June 18, 2018).

10.62*†

Director Restricted Phantom Unit Agreement effective June 15, 2018 by and between StoneMor GP LLC and Stephen J. Negrotti (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on June 18, 2018).

10.63*†

Indemnification Agreement effective June 15, 2018 by and between StoneMor GP LLC and Patricia D. Wellenbach (incorporated by reference to Exhibit 10.6 of Registrant’s Current Report on Form 8-K filed on June 18, 2018).

10.64*†

Indemnification Agreement effective June 15, 2018 by and between StoneMor GP LLC and Stephen J. Negrotti (incorporated by reference to Exhibit 10.7 of Registrant’s Current Report on Form 8-K filed on June 18, 2018).

10.65*†	Employment Agreement by and between Austin K. So and StoneMor GP LLC, dated June 15, 2018 (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on June 18, 2018).

10.66*†

Employment Agreement by and between Joseph M. Redling and StoneMor GP LLC, dated June 29, 2018 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 3, 2018).

10.67*†

Executive Restricted Unit Award Agreement dated July 18, 2018 by and between StoneMor GP LLC and Joseph M. Redling (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 24, 2018).

10.68*†	Agreement dated July 26, 2018 by and between StoneMor GP LLC and Leo J. Pound (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 30, 2018).

10.69*†

Letter Agreement, dated September 5, 2018, by and between StoneMor GP LLC and Jeffrey DiGiovanni (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on September 11, 2018).

10.70*†	StoneMor Amended and Restated 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on September 21, 2018).

10.71*

Voting and Support Agreement, dated September 27, 2018, by and among StoneMor Partners L.P., StoneMor GP LLC, and the unitholders of StoneMor Partners L.P. named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on September 28, 2018).

10.72*†	Summary of Oral Agreement between StoneMor GP LLC and Leo J. Pound (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 12, 2018).

10.73*†

Letter Agreement dated October 12, 2018 between StoneMor Partners L.P. and Lawrence Miller (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on October 12, 2018).

10.74*

First Amendment to Voting and Support Agreement, dated February 4, 2019, by and among StoneMor Partners L.P., StoneMor GP LLC, and the unitholders of StoneMor Partners L.P. named therein (incorporated by reference to exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 4, 2019).

10.75	Merger and Reorganization Agreement, dated September 27, 2018, by and among StoneMor Partners L.P., StoneMor GP Holdings LLC, StoneMor GP LLC and Hans Merger Sub, LLC.

10.76*†	StoneMor Amended and Restated 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-k filed on April 2, 2019).

16.1*	Letter from Deloitte & Touche LLP date December 6, 2018 (incorporated by reference to Exhibit 16.1 of Registrant’s Current Report on Form 8-k filed on December 6, 2018).

21.1	Subsidiaries of Registrant.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of Deloitte & Touche LLP.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Joseph M. Redling, President and Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Mark L. Miller, Chief Financial Officer and Senior Vice President.

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

99.3*

Amendment No. 2, dated as of May 17, 2017, to the Second Amended and Restated Limited Liability Company Agreement of StoneMor GP Holdings, LLC (incorporated by reference to Exhibit 99.3 of Registrant’s Annual Report on Form 10-K filed on July 17, 2018).

99.4*

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

STONEMOR PARTNERS L.P.

	By:	StoneMor GP LLC, its General Partner

April 2, 2019		By:	/s/ Joseph M. Redling
Joseph M. Redling
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Joseph M. Redling	President and Chief Executive Officer	April 2, 2019
Joseph M. Redling (Principal Executive Officer)

/s/ Mark L. Miller	Chief Financial Officer and Senior Vice President	April 2, 2019
Mark L. Miller (Principal Financial Officer)

/s/ Jeffrey DiGiovanni	Chief Accounting Officer	April 2, 2019
Jeffrey DiGiovanni (Principal Accounting Officer)

/s/ Robert B. Hellman, Jr.	Director	April 2, 2019
Robert B. Hellman, Jr.

/s/ Martin R. Lautman, Ph.D.	Director	April 2, 2019
Martin R. Lautman, Ph.D.

/s/ Leo J. Pound	Director	April 2, 2019
Leo J. Pound

/s/ Stephen J. Negrotti	Director	April 2, 2019
Stephen J. Negrotti

/s/ Robert A. Sick	Director	April 2, 2019
Robert A. Sick

/s/ Fenton R. Talbott	Director	April 2, 2019
Fenton R. Talbott

/s/ Patricia D. Wellenbach	Director	April 2, 2019
Patricia D. Wellenbach