Form 10-Q
period 2019-03-31
STONEMOR PARTNERS LP
filed 2019-05-10
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

(Registrant’s telephone number, including area code): (215) 826-2800

__________________________________

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐    No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common units	STON	NYSE

The number of the registrant’s outstanding common units at May 6, 2019 was 38,288,857.

FORM 10-Q OF STONEMOR PARTNERS L.P.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STONEMOR PARTNERS L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$24,448	$18,147
Accounts receivable, net of allowance	58,398	57,928
Prepaid expenses	9,398	4,475
Assets held for sale	757	757
Other current assets	17,136	17,009
Total current assets	110,137	98,316

Long-term accounts receivable, net of allowance	83,578	87,148
Cemetery property	330,968	330,841
Property and equipment, net of accumulated depreciation	112,142	112,716
Merchandise trusts, restricted, at fair value	515,065	488,248
Perpetual care trusts, restricted, at fair value	344,825	330,562
Deferred selling and obtaining costs	112,643	112,660
Deferred tax assets	86	86
Goodwill	24,862	24,862
Intangible assets	59,950	61,421
Other assets	33,223	22,241
Total assets	$1,727,479	$1,669,101

Liabilities and Partners’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$57,921	$59,035
Accrued interest	7,751	1,967
Current portion, long-term debt	953	798
Total current liabilities	66,625	61,800

Long-term debt, net of deferred financing costs	345,933	320,248
Deferred revenues	941,040	914,286
Deferred tax liabilities	6,675	6,675
Perpetual care trust corpus	344,825	330,562
Other long-term liabilities	51,216	42,108
Total liabilities	1,756,314	1,675,679
Commitments and contingencies
Partners’ deficit :
General partner interest	(4,242)	(4,008)
Common limited partners’ interest	(24,593)	(2,570)
Total partners’ deficit	(28,835)	(6,578)
Total liabilities and partners’ deficit	$1,727,479	$1,669,101

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per unit data)

	Three Months Ended March 31,
	2019	2018
Revenues:
Cemetery:
Interments	$15,944	$19,625
Merchandise	16,541	16,627
Services	15,967	16,491
Investment and other	9,458	9,500
Funeral home:
Merchandise	6,275	7,429
Services	7,284	8,273
Total revenues	71,469	77,945
Costs and Expenses:
Cost of goods sold	9,743	13,435
Cemetery expense	17,247	17,414
Selling expense	14,733	16,256
General and administrative expense	11,439	10,958
Corporate overhead	13,413	11,827
Depreciation and amortization	2,757	3,045
Funeral home expenses:
Merchandise	2,317	2,478
Services	5,553	5,518
Other	3,630	5,040
Total costs and expenses	80,832	85,971

Other losses	—	(5,205)
Operating loss	(9,363)	(13,231)
Interest expense	(13,171)	(7,113)
Loss from operations before income taxes	(22,534)	(20,344)
Income tax benefit	—	2,421
Net loss	$(22,534)	$(17,923)
General partner’s interest	$(234)	$(187)
Limited partners’ interest	$(22,300)	$(17,736)
Net loss per limited partner unit (basic and diluted)	$(0.59)	$(0.47)
Weighted average number of limited partners’ units outstanding (basic and diluted)	38,031	37,959

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT (UNAUDITED)

(dollars in thousands, except units)

	Partners’ Deficit
	Outstanding Common Units	Common Limited Partners	General Partner	Total
Three Months Ended March 31, 2019
December 31, 2018	37,958,645	$(2,570)	$(4,008)	$(6,578)
Common unit awards under incentive plans	301,826	277	—	277
Net loss	—	(22,300)	(234)	(22,534)
March 31, 2019	38,260,471	$(24,593)	$(4,242)	$(28,835)

Three Months Ended March 31, 2018
December 31, 2017	37,957,936	$94,655	$(2,959)	$91,696
Cumulative effect of accounting change	—	(27,805)	(292)	(28,097)
January 1, 2018	37,957,936	$66,850	$(3,251)	$63,599
Common unit awards under incentive plans	709	158	—	158
Net loss	—	(17,736)	(187)	(17,923)
March 31, 2018	37,958,645	$49,272	$(3,438)	$45,834

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(22,534)	$(17,923)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	1,522	1,830
Depreciation and amortization	2,757	3,045
Provision for bad debt	2,042	600
Non-cash compensation expense	277	158
Non-cash interest expense	4,429	1,167
Other losses, net	—	5,205
Changes in assets and liabilities:
Accounts receivable, net of allowance	(1,965)	(3,668)
Merchandise trust fund	(5,990)	(3,818)
Other assets	(4,382)	(3,055)
Deferred selling and obtaining costs	17	(1,866)
Deferred revenues	8,584	15,791
Deferred taxes, net	—	(2,596)
Payables and other liabilities	2,140	11,280
Net cash (used in) provided by operating activities	(13,103)	6,150
Cash Flows From Investing Activities:
Cash paid for capital expenditures	(1,903)	(4,369)
Cash paid for acquisitions	—	(833)
Net cash used in investing activities	(1,903)	(5,202)
Cash Flows From Financing Activities:
Proceeds from borrowings	24,562	14,380
Repayments of debt	(253)	(11,530)
Principal payment on finance leases	(366)	—
Cost of financing activities	(2,636)	(207)
Net cash provided by financing activities	21,307	2,643
Net increase in cash, cash equivalents and restricted cash	6,301	3,591
Cash, cash equivalents and restricted cash—Beginning of period	18,147	6,821
Cash, cash equivalents and restricted cash—End of period	$24,448	$10,412
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,842	$2,478
Cash paid during the period for income taxes	41	39
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$932	$—
Operating cash flows from finance leases	116	—
Non-cash investing and financing activities:
Acquisition of assets by financing	$1,314	$278
Classification of assets as held for sale	—	283

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Nature of Operations

StoneMor Partners L.P. (the "Partnership") is a provider of funeral and cemetery products and services in the death care industry in the United States. As of March 31, 2019, the Partnership operated 322 cemeteries in 27 states and Puerto Rico, of which 291 were owned and 31 were operated under lease, management or operating agreements. The Partnership also owned and operated 90 funeral homes, including 42 located on the grounds of cemetery properties that the Partnership owns, in 17 states and Puerto Rico.

The Partnership’s cemeteries provide cemetery property interment rights such as burial lots, lawn and mausoleum crypts, and cremation niches.  Cemetery merchandise is comprised of burial vaults, caskets, grave markers and memorials and cemetery services include the installation of this merchandise and other service items. The Partnership sells these products and services both at the time of death, which is referred to as at-need, and prior to the time of death, which is referred to as pre-need.

The Partnership’s funeral home services include family consultation, the removal and preparation of remains, insurance products and the use of funeral home facilities for visitation and memorial services.

Basis of Presentation

The accompanying condensed consolidated financial statements, which are unaudited except for the balance sheet at December 31, 2018, which has been derived from audited financial statements, have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States (“GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 may not necessarily be indicative of the results of operations for the full year ended December 31, 2019.

Principles of Consolidation

The unaudited condensed financial statements include the accounts of each of the Partnership’s 100% owned subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Partnership has a variable interest and is the primary beneficiary. The Partnership operates 31 cemeteries under long-term lease, operating or management agreements. The operations of 16 of these managed cemeteries have been consolidated.

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

Proposed Merger and Reorganization

On September 27, 2018, the Partnership, StoneMor GP LLC, a Delaware limited liability company and the general partner of the Partnership (“GP”), StoneMor GP Holdings LLC, a Delaware limited liability company and the sole member of GP (“GP Holdings”), and Hans Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of GP (“Merger Sub”), entered into a Merger and Reorganization Agreement (the “Merger Agreement”) pursuant to which, among other things, GP will convert from a Delaware limited liability company into a Delaware corporation to be named StoneMor Inc. (the “Company” when referring to StoneMor Inc. subsequent to such conversion), the Partnership will become a wholly owned subsidiary of the Company and the unitholders of the Partnership will become stockholders in the Company. The Merger remains subject to unitholder approval.

Per the terms of the Merger Agreement each Party shall bear its own expenses, costs and fees (including attorneys’, auditors’ and financing fees, if any) in connection with the preparation and delivery of the Merger Agreement and compliance therewith, whether or not the transactions contemplated by the Merger Agreement are effected. The Partnership has incurred $2.5 million in legal and other expenses for the transactions contemplated by the Merger Agreement through March 31, 2019, of which $2.2 million was incurred through December 31, 2018 and $0.3 million was incurred in the three months ended March 31, 2019.

January 2019 Restructuring

On January 31, 2019, the Partnership announced a restructuring initiative implemented as part of its ongoing organizational review. This restructuring was intended to further integrate, streamline and optimize the Partnership’s operations.

As part of this restructuring, the Partnership undertook certain cost reduction initiatives, including a reduction of approximately 45 positions of its workforce, primarily related to corporate functions in Trevose, a streamlining of general and administrative expenses and an optimization of location spend. The Partnership expects to incur cash charges of $0.6 million   of employee separation and other benefit-related costs in connection with the January 2019 restructuring initiative. Substantially all of these cash payments are anticipated to be made by the end of 2019 and the Partnership anticipates that substantially all of the actions associated with this restructuring will be completed by the end of 2019. Under this restructuring, separation costs are expensed over the requisite service period, if any.

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

While the Partnership relies heavily on its cash flows from operating activities and borrowings under its credit facility to execute its operational strategy and meet its financial commitments and other short-term financial needs, the Partnership cannot be certain that sufficient capital will be generated through operations or available to the Partnership to the extent required and on acceptable terms. Moreover, although the Partnership's cash flows from operating activities have been positive, the Partnership has experienced negative financial trends which, when considered in the aggregate, raise substantial doubt about the Partnership’s ability to continue as a going concern. These negative financial trends include:

•

the Partnership has continued to incur net losses for the three months ended March 31, 2019 and has an accumulated deficit as of March 31, 2019,  due to an increased competitive environment, increased expenses due to the proposed conversion of the Partnership to a C-corporation and increases in professional fees and compliance costs;

•

a decline in billings coupled with the increase in professional, compliance and consulting expenses, tightened the Partnership's liquidity position and increased reliance on long-term financial obligations, which, in turn, eliminated  the Partnership's ability to pay distributions;

•

the Partnership's failure to comply with certain debt covenants required by the Partnership’s credit facility due to the Partnership's inability to complete a timely filing of its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, as well as exceeding of the maximum consolidated leverage ratio financial covenant for the quarters ended December 31, 2017 and March 31, 2018, exceeding the maximum consolidated secured net leverage ratio financial covenant for the  periods ended June 30, 2018, September 30, 2018 and December 31, 2018 and not being able to achieve the minimum consolidated fixed charge coverage ratio for the periods ended June 30, 2018, September 30,

2018 and December 31, 2018. As further disclosed in the credit facility subsection in Note 9 Long-Term Debt, these failures constituted defaults that the Partnership's lenders agreed to waive; and
•

the provision  for ticking fees assessed on the amount of outstanding loans made under the Tranche A Revolving Credit Facility (the “Tranche A Revolving Loans”) and payable to the Tranche A Revolving Lenders (i) in-kind, by increasing the outstanding principal amount of such Lender’s Tranche A Revolving Loans (“PIK”) or (ii) in cash in the following amounts and on the following dates:

•	3.00% on July 1, 2019, of which (x) 2.00% shall PIK and (y) 1.00% shall be payable in cash, unless Required Lenders agree to PIK;

•	1.00% on August 1, 2019, payable in cash, unless the Required Lenders agree to PIK;

•	1.00% on September 1, 2019, payable in cash, unless the Required Lenders agree to PIK; and

•	1.00% on October 1, 2019, PIK.

During 2018 and 2019, the Partnership implemented (and will continue to implement) various actions to improve profitability and cash flows to fund operations. A summary of these actions is as follows:

•	continue to manage recurring operating expenses and seek to limit non-recurring operating expenses over the next twelve-month period;
•

the Partnership engaged a financial advisor to advise the Partnership in the arrangement of the refinancing in full of the obligations with respect to the Tranche A Revolving Credit Facility including debt and equity financing vehicles, however, at this time the Partnership has no commitments to obtain any additional funds, and there can be no assurance that such funds will be available on acceptable terms or at all;

•	complete sales of certain assets and businesses to provide supplemental liquidity; and
•

for the reasons disclosed above, the Partnership was not in compliance with certain of its amended credit facility covenants as of December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018. These failures constituted defaults that the lenders agreed to waive pursuant to the Sixth Amendment and Waiver, the Seventh Amendment and Waiver and the Eighth Amendment and Waiver to the Partnership's credit facility on June 12, 2018, July 13, 2018 and February 4, 2019, respectively, as disclosed in the credit facility subsection in Note 9 Long-Term Debt. Moreover, based on the Partnership's forecasted operating performance, cash flows and projected plans to file financial statements on a timely basis consistent with the debt covenants, the Partnership does not believe it is probable that the Partnership will further breach the covenants under its amended credit facility for the next twelve-month period. However, there is no certainty that the Partnership's actual operating performance and cash flows will not be substantially different from forecasted results, and no certainty the Partnership will not need further amendments to its credit facility in the future. Factors that could impact the significant assumptions used by the Partnership in assessing its ability to satisfy its financial covenants include the following:

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

If the Partnership's planned and implemented actions are not completed and cash savings realized and the Partnership fails to improve its operating performance and cash flows, or the Partnership is not able to comply with the covenants under its amended credit facility, the Partnership may be forced to limit its business activities, implement further modifications to its operations, further amend its credit facility and/or seek other sources of capital, and the Partnership may be unable to continue as a going concern. Additionally, a failure to generate additional liquidity could negatively impact the Partnership's access to inventory or services that are important to the operation of the Partnership's business. Given the Partnership's level of cash and cash equivalents, to preserve capital resources and liquidity, the Board of Directors of the General Partner concluded that it was not in the best interest of unitholders to pay distributions to unitholders after the first quarter of 2017. In addition, the Partnership's revolving credit facility effectively prohibits the Partnership from making distributions to unitholders. Any of these events may have a material adverse effect on the Partnership's results of operations and financial condition. The ability of the Partnership to meet its obligations at March 31, 2019, and to continue as a going concern, is dependent upon achieving the action plans noted above.  The unaudited condensed consolidated financial statements for the three months ended March 31, 2019, were prepared on the basis of a going concern which contemplates that the Partnership will be able to realize assets and discharge liabilities in the normal course of business.  Accordingly, they do not give effect to adjustments, if any, that would be necessary should the Partnership be required to liquidate its assets.  The ability of the Partnership to meet its obligations at March 31, 2019, and to continue as a going concern is dependent upon the availability of a refinancing in full of the obligations with respect to the Tranche A Revolving Credit Facility, continued ability to manage expenses and increased sales.  As such, the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of these uncertainties.

Summary of Significant Accounting Policies

Refer to Note 1 to the Partnership’s audited consolidated financial statements included in Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with Securities and Exchange Commission ("SEC") on April 3, 2019, for the complete summary of significant accounting policies.

Use of Estimates

The preparation of the Partnership’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions as described in its Annual Report on Form 10-k for the year ended December 31, 2018.  These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As a result, actual results could differ from those estimates.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents.  Cash and Cash Equivalents of $24.4 million and $18.1 million as of March 31, 2019 and December 31, 2018, respectively, includes $4.5 million and $0, respectively, of restricted cash.  Cash that is restricted from withdrawal or use under the terms of certain contractual agreement is recorded as restricted cash and included within cash and cash equivalents.

Leases

The Partnership leases a variety of assets throughout the organization, such as office space, funeral homes, warehouses, and equipment.  The Partnership has both operating and finance leases. The Partnership’s operating leases primarily include office space, funeral homes and equipment.  The Partnership’s finance leases primarily consist of vehicles and certain IT equipment.  The Partnership determines whether an arrangement is or contains a lease at the inception of the arrangement based on the facts and circumstances in each contract.  Leases with an initial term of 12 months or less are not recorded on the balance sheet and Partnership recognizes lease expense for these leases on a straight-line basis over the lease term.  For leases agreements with an initial term in excess of 12 months, the Partnership records the lease liability and Right of Use (“ROU”) asset at commencement date based upon the present value of the sum of the remaining minimum rental payments, which exclude executory costs.  Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received.

Certain leases provide the Partnership with the option to renew for additional periods, with renewal terms that can extend the lease term for periods ranging from 1 to 30 years.  Where leases contain escalation clauses, rent abatements and/or concessions, the Partnership applies them in the determination of lease expense.  The exercise of lease renewal options is at the Partnership’s sole discretion and the Partnership is only including the renewal option in the lease term when the Partnership can be reasonably certain that the Partnership will exercise the additional options.

As most of the Partnership’s leases do not provide an implicit rate, the Partnership uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.  The Partnership evaluates the term of the lease, type of asset and our weighted average cost of capital to determine our incremental borrowing rate used to measure the ROU asset and lease liability.

The Partnership calculates operating lease expense ratably over the lease term plus any reasonably assured renewal periods.  We consider reasonably assured renewal options, fixed escalation provisions and residual value guarantees in our calculation.  Leasehold improvements are amortized over the shorter of the lease term or asset life, which may include renewal periods where the renewal is reasonably assured, and are included in the determination of straight-line rent expense.  The depreciable life of assets and leasehold improvements are generally limited by the expected lease term.

The Partnership’s leases also typically have lease and non-lease components, which are generally accounted for separately and not included in the measurement of the ROU asset and lease liability.

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

The Partnership presents net loss per unit under the two-class method for MLPs, which considers whether the incentive distributions of an MLP represent a participating security when considered in the calculation of earnings per unit under the two-class method. The two-class method considers whether the partnership agreement contains any contractual limitations concerning distributions to the incentive distribution rights that would impact the amount of earnings to allocate to the incentive distribution rights for each reporting period. If distributions are contractually limited to the incentive distribution rights’ share of currently designated available cash for distributions as defined under the partnership agreement, undistributed earnings in excess of available cash should not be allocated to the incentive distribution rights. Under the two-class method, management of the Partnership believes the partnership agreement contractually limits cash distributions to available cash; therefore, undistributed earnings in excess of available cash are not allocated to the incentive distribution rights.

The following is a reconciliation of net loss allocated to the common limited partners for purposes of calculating net loss attributable to common limited partners per unit (in thousands):

	Three Months Ended March 31,
	2019	2018
Net loss	$(22,534)	$(17,923)
Less: Incentive distribution right (“IDR”) payments to general partner	—	—
Net loss to allocate to general and limited partners	(22,534)	(17,923)
General partner’s interest excluding IDRs	(234)	(187)
Net loss attributable to common limited partners	$(22,300)	$(17,736)

Diluted net loss attributable to common limited partners per unit is calculated by dividing net loss attributable to common limited partners, less income allocable to participating securities, by the sum of the weighted average number of common limited partner units outstanding and the dilutive effect of unit awards, as calculated by the treasury stock or if converted methods, as applicable. These awards consist of common units that are contingently issuable upon the satisfaction of certain vesting conditions and common units issuable upon the exercise of certain unit appreciation rights awards under the terms of the Partnership’s long-term incentive plans.

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net loss attributable to common limited partners per unit with those used to compute diluted net loss attributable to common limited partners per unit (in thousands):

	Three Months Ended March 31,
	2019	2018
Weighted average number of common limited partner units—basic	38,031	37,959
Add effect of dilutive incentive awards (1)	—	—
Weighted average number of common limited partner units—diluted	38,031	37,959

(1)

The diluted weighted average number of limited partners’ units outstanding presented on the unaudited condensed consolidated statement of operations does not include 977,166 units (747,142 time-based employee phantom units and 230,024 director phantom units) and 452,558 units (175,211 time-based phantom employee units and 277,347 director phantom units) for the three months ended March 31, 2019 and 2018, respectively, as their effects would be anti-dilutive.  For the three months ended March 31, 2019 and 2018 anti-dilutive units excludes 46,734 and 126,768 units, respectively that are contingently issuable for which the contingency has not been met. See Note 17 Subsequent Events, for further detail of unit grants under the Partnership’s Amended and Restated 2019 Long-Term Incentive Plan.

Recently Issued Accounting Standard Updates - Adopted in the Current Period

Leases

The Partnership adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), using the modified retrospective approach, as of January 1, 2019. The core principle of ASU 2016-02 is that all leases create an asset and a liability for lessees and recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases or disclosure of key information about leasing arrangements. In addition, the new standard offers specific accounting guidance for a lessee, a lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

ASU 2016-02 provides for certain practical expedients when adopting the guidance. The Partnership elected the package of practical expedients allowing the Partnership to not reassess whether any expired or existing contracts are, or contain, leases, the lease classification for any expired or existing leases or initial direct costs for any expired or existing leases. The Partnership did not apply the hindsight practical expedient. The Partnership applied the land easements practical expedient allowing the Partnership to not assess whether any expired or existing land easements are, or contain, leases if they were not previously accounted for as leases under the existing leasing guidance. Instead, the Partnership will continue to apply its existing accounting policies to historical land easements. The Partnership elected to apply the short-term lease exception; therefore, the Partnership did not record a right-of-use asset or corresponding lease liability for leases with a term of twelve months or less and instead recognized a single lease cost allocated over the lease term, generally on a straight-line basis. The Partnership is separating lease components from non-lease components, as it did not elect the applicable practical expedient.  The Partnership has excluded maintenance, taxes and insurance costs from the calculation of the initial lease liability in the transition.  Non-lease components are accounted for separately from the lease and recorded as maintenance, taxes, and insurance and expense as incurred.

The Partnership adopted the new guidance on January 1, 2019 and as a result of the adoption, the Partnership recorded:

•	a $1.1 million reclassification from Intangible assets to Other assets for below market lease intangibles,
•

a $0.1 million and $0.2 million reclassification from Accounts payable and accrued liabilities and Other long-term liabilities, respectively, to Other assets for a deferred gain on a sale leaseback transaction,

•	a $0.3 million and $3.5 million reclassification from Accounts payable and accrued liabilities and Other long-term liabilities, respectively, to Other assets for a rent incentive,
•	a $15.3 million increase to Other assets for operating lease right-of-use assets, and
•	a $2.2 million and $13.1 million increase to Accounts payable and accrued liabilities and Other long-term liabilities, respectively, for operating lease liabilities.

The foregoing adjustments resulted in the creation of a net right-of-use asset of $12.3 million and operating lease liability of $15.3 million as of the adoption date.

Presentation

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of partners’ deficit for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule was effective on November 5, 2018; as such, the Partnership used the new presentation of a condensed consolidated statement of Partners' deficit within its interim financial statements in this Form 10-Q for the quarter ended March 31, 2019.

Recently Issued Accounting Standard Updates - Not Yet Effective

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

On January 19, 2018, the Partnership acquired six cemetery properties in Wisconsin and their related assets, net of certain assumed liabilities, for cash consideration of $2.5 million, of which $0.8 million was paid at closing. These properties had been managed by the Partnership since August 2016. The Partnership has accounted for the purchase of these properties, which were not material individually or in the aggregate, under the acquisition method of accounting.  The Partnership did not complete any acquisitions during the three months ended March 31, 2019.

3.	IMPAIRMENT & OTHER LOSSES

Inventory

Merchandise is sold to both at-need and pre-need customers. Merchandise allocated to service pre-need contractual obligations is recorded at cost and managed and stored by the Partnership until the Partnership services the underlying customer contract.

Merchandise stored at certain locations may be exposed to changes in weather conditions. Primarily due to weather related deterioration over a number of years, the Partnership recorded inventory impairment charges of approximately $1.9 million for the three months ended March 31, 2018. This impairment loss related to damaged and excess inventory and is included in cost of goods sold for the three months ended March 31, 2018 in the accompanying consolidated statements of operations as this merchandise was utilized to fulfill the Partnership’s contractual obligations to at-need and pre-need customers.

Due to enhanced inventory control procedures implemented in late 2018, the Partnership determined that certain merchandise inventory allocated to pre-need customers had been damaged due to weather related deterioration occurring over a number of years or had otherwise been deemed impractical for use by management as a result of past operating practices relating to inventory. For the three months ended March 31, 2018, the Partnership recorded an estimated impairment loss of approximately $5.0 million related to this damaged and unusable merchandise. The impairment loss is included in other losses in the accompanying consolidated statement of operations for three months ended March 31, 2018. The loss recorded represents management’s best estimate. This impairment was based on estimates and assumptions that have been deemed reasonable by management and included percentages of merchandise deemed unusable. Management’s assessment process relied on estimates and assumptions that are inherently uncertain, and unanticipated events or circumstances may occur that might cause the Partnership to change those estimates and assumptions.

4.	ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consisted of the following at the dates indicated (in thousands):

	March 31, 2019	December 31, 2018

Customer receivables	$163,533	$167,017
Unearned finance income	(16,650)	(17,000)
Allowance for bad debt	(4,907)	(4,941)
Accounts receivable, net of allowance	141,976	145,076
Less: Current portion, net of allowance	58,398	57,928
Long-term portion, net of allowance	$83,578	$87,148

Activity in the allowance for bad debt was as follows (in thousands):

	Three months ended March 31,
	2019	2018
Balance, beginning of period	$4,941	$19,795
Cumulative effect of accounting changes	—	(12,876)
Provision for bad debt	2,043	600
Charge-offs, net	(2,077)	(1,309)
Balance, end of period	$4,907	$6,210

5.	CEMETERY PROPERTY

Cemetery property consisted of the following at the dates indicated (in thousands):

	March 31, 2019	December 31, 2018

Cemetery land	$256,163	$255,708
Mausoleum crypts and lawn crypts	74,805	75,133
Cemetery property	$330,968	$330,841

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated (in thousands):

	March 31, 2019	December 31, 2018

Buildings and improvements	$130,384	$129,971
Furniture and equipment	59,841	58,706
Funeral home land	14,185	14,185
Property and equipment, gross	204,410	202,862
Less: Accumulated depreciation	(92,268)	(90,146)
Property and equipment, net of accumulated depreciation	$112,142	$112,716

Depreciation expense was $2.4 million and $2.6 million for the three months ended March 31, 2019 and 2018, respectively.

7.	MERCHANDISE TRUSTS

At March 31, 2019 and December 31, 2018, the Partnership’s merchandise trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds. All of these investments are carried at fair value. All of these investments subject to the fair value hierarchy are considered either Level 1 or

Level 2 assets pursuant to the three-level hierarchy described in Note 13 Fair Value of Financial Instruments. There were no Level 3 assets. When the Partnership receives a payment from a customer, the Partnership deposits the amount required by law into the merchandise trusts that may be subject to cancellation on demand by the customer. The Partnership’s merchandise trusts related to states in which customers may cancel contracts with the Partnership comprises 53.4% of the total merchandise trust as of March 31, 2019. The merchandise trusts are variable interest entities (“VIE”) of which the Partnership is deemed the primary beneficiary. The assets held in the merchandise trusts are required to be used to purchase the merchandise and provide the services to which they relate. If the value of these assets falls below the cost of purchasing such merchandise and providing such services, the Partnership may be required to fund this shortfall.

The Partnership included $9.1 million and $8.7 million of investments held in trust as required by law by the West Virginia Funeral Directors Association at March 31, 2019 and December 31, 2018 respectively, in its merchandise trust assets. These trusts are recognized at their account value, which approximates fair value.

A reconciliation of the Partnership’s merchandise trust activities for the three months ended March 31, 2019 and 2018 is presented below (in thousands):

	Three months ended March 31,
	2019	2018
Balance—beginning of period	$488,248	$515,456
Contributions	13,883	17,109
Distributions	(13,639)	(14,652)
Interest and dividends	7,325	6,247
Capital gain distributions	99	64
Realized gains and losses, net	(281)	(464)
Other than temporary impairment	(2,314)	(11,153)
Taxes	4	283
Fees	(873)	(1,351)
Unrealized change in fair value	22,613	(2,853)
Balance—end of period	$515,065	$508,686

During the three months ended March 31, 2019 and 2018, purchases of available for sale securities were approximately $21.3 million and $32.5 million, respectively. During the three months ended March 31, 2019 and 2018, sales, maturities and paydowns of available for sale securities were approximately $9.1 million and $24.9 million, respectively. Cash flows from pre-need contracts are presented as operating cash flows in the Partnership’s unaudited condensed consolidated statement of cash flows.

The cost and market value associated with the assets held in the merchandise trusts as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

March 31, 2019	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$10,761	$—	$—	$10,761
Fixed maturities:
U.S. governmental securities	2	416	—	(147)	269
Corporate debt securities	2	1,250	16	(316)	950
Total fixed maturities		1,666	16	(463)	1,219
Mutual funds—debt securities	1	188,195	4,295	(602)	191,888
Mutual funds—equity securities	1	45,045	6,506	—	51,551
Other investment funds (1)		220,198	2,001	(1,982)	220,217
Equity securities	1	18,178	3,955	(146)	21,987
Other invested assets	2	8,322	—	—	8,322
Total investments		$492,365	$16,773	$(3,193)	$505,945
West Virginia Trust Receivable		9,120	—	—	9,120
Total		$501,485	$16,773	$(3,193)	$515,065

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have redemption periods ranging from 1 to 30 days, and private credit funds, which have lockup periods of one to seven years with three potential one year extensions at the discretion of the funds’ general partners. As of March 31, 2019, there were $60.0 million in unfunded investment commitments to the private credit funds, which are callable at any time.

December 31, 2018	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$16,903	$—	$—	$16,903
Fixed maturities:
U.S. governmental securities	2	392	—	(147)	245
Corporate debt securities	2	1,311	29	(328)	1,012
Total fixed maturities		1,703	29	(475)	1,257
Mutual funds—debt securities	1	187,840	262	(2,645)	185,457
Mutual funds—equity securities	1	45,023	110	(18)	45,115
Other investment funds (1)		210,655	388	(7,784)	203,259
Equity securities	1	18,097	1,327	(213)	19,211
Other invested assets	2	8,398	2	(17)	8,383
Total investments		$488,619	$2,118	$(11,152)	$479,585
West Virginia Trust Receivable		8,663	—	—	8,663
Total		$497,282	$2,118	$(11,152)	$488,248

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds which have redemption periods ranging from 1 to 30 days, and private credit funds, which have lockup periods of two to seven years with three potential one year extensions at the discretion of the funds’ general partners. As of December 31, 2018, there were $71.0 million in unfunded investment commitments to the private credit funds, which are callable at any time.

The contractual maturities of debt securities as of March 31, 2019 and December 31, 2018 were as follows below (in thousands):

March 31, 2019	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$32	$238	$—
Corporate debt securities	78	816	37	16
Total fixed maturities	$78	$848	$275	$16

December 31, 2018	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$137	$108	$—
Corporate debt securities	68	873	55	16
Total fixed maturities	$68	$1,010	$163	$16

Temporary Declines in Fair Value The Partnership evaluates declines in fair value below cost for each asset held in the merchandise trusts on a quarterly basis.

An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the merchandise trusts as of March 31, 2019 and December 31, 2018 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
March 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$267	$147	$267	$147
Corporate debt securities	50	—	557	316	607	316
Total fixed maturities	50	—	824	463	874	463
Mutual funds—debt securities	155	5	1,231	597	1,386	602
Mutual funds—equity securities	—	—	—	—	—	—
Other investment funds	83,779	1,982	—	—	83,779	1,982
Equity securities	—	—	555	146	555	146
Other invested assets	—	—	—	—	—	—
Total	$83,984	$1,987	$2,610	$1,206	$86,594	$3,193

	Less than 12 months		12 months or more		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$243	$147	$243	$147
Corporate debt securities	103	2	549	326	652	328
Total fixed maturities	103	2	792	473	895	475
Mutual funds—debt securities	46,005	2,011	1,195	634	47,200	2,645
Mutual funds—equity securities	131	18	—	—	131	18
Other investment funds	169,929	7,784	—	—	169,929	7,784
Equity securities	—	—	597	213	597	213
Other invested assets	—	4	790	13	790	17
Total	$216,168	$9,819	$3,374	$1,333	$219,542	$11,152

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

Other-Than-Temporary Impairment of Trust Assets

The Partnership assesses its merchandise trust assets for other-than-temporary declines in fair value on a quarterly basis. During the three months ended March 31, 2019, the Partnership determined, based on its review, that there were 89 securities with an aggregate cost basis of approximately $91.9 million and an aggregate fair value of approximately $89.6 million, resulting in an impairment of $2.3 million, with such impairment considered to be other-than-temporary due to credit indicators.  During the three months ended March 31, 2018, the Partnership determined, based on its review, that there were 94 securities with an aggregate cost basis of approximately $165.8 million and an aggregate fair value of approximately $154.6 million, resulting in an impairment of $11.2 million, with such impairment considered to be other-than-temporary due to credit indicators. Accordingly, the Partnership adjusted the cost basis of these assets to their current value and offset these changes against deferred merchandise trust revenue. These adjustments to deferred revenue will be reflected within the Partnership’s unaudited condensed consolidated statement of operations in future periods as the underlying merchandise is delivered or the underlying service is performed.

8.	PERPETUAL CARE TRUSTS

At March 31, 2019 and December 31, 2018, the Partnership’s perpetual care trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds.

All of these investments are carried at fair value. All of the investments subject to the fair value hierarchy are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 13 Fair Value of Financial Instruments. There were no Level 3 assets. The perpetual care trusts are VIEs for which the Partnership is the primary beneficiary.

A reconciliation of the Partnership’s perpetual care trust activities for the three months ended March 31, 2019 and 2018 is presented below (in thousands):

	Three months ended March 31,
	2019	2018
Balance—beginning of period	$330,562	$339,928
Contributions	1,983	5,504
Distributions	(4,403)	(4,189)
Interest and dividends	5,148	5,894
Capital gain distributions	114	124
Realized gains and losses, net	977	57
Other than temporary impairment	(713)	(6,834)
Taxes	4	8
Fees	(704)	(2,441)
Unrealized change in fair value	11,857	(1,804)
Balance—end of period	$344,825	$336,247

During the three months ended March 31, 2019 and 2018, purchases of available for sale securities were approximately $35.3 million and $20.7 million, respectively. During the three months ended March 31, 2019 and 2018, sales, maturities and paydowns of available for sale securities were approximately $31.9 million and $18.2 million, respectively. Cash flows from perpetual care trust related contracts are presented as operating cash flows in Partnership’s unaudited condensed consolidated statement of cash flows.

The cost and market value associated with the assets held in the perpetual care trusts as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

March 31, 2019	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$11,671	$—	$—	$11,671
Fixed maturities:
U.S. governmental securities	2	957	4	(92)	869
Corporate debt securities	2	3,165	23	(265)	2,923
Total fixed maturities		4,122	27	(357)	3,792
Mutual funds—debt securities	1	107,649	2,386	(187)	109,848
Mutual funds—equity securities	1	14,396	2,174	(2)	16,568
Other investment funds (1)		176,600	6,719	(4,096)	179,223
Equity securities	1	20,122	3,678	(77)	23,723
Other invested assets	2	—	—	—	-
Total investments		$334,560	$14,984	$(4,719)	$344,825

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from one to eight years with three potential one year extensions at the discretion of the funds’ general partners. As of March 31, 2019 there were $82.0 million in unfunded investment commitments to the private credit funds, which are callable at any time.

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

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from two to eight years with three potential one year extensions at the discretion of the funds’ general partners. As of December 31, 2018 there were $94.5 million in unfunded investment commitments to the private credit funds, which are callable at any time.

The contractual maturities of debt securities as of March 31, 2019 and December 31, 2018, were as follows below (in thousands):

March 31, 2019	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$45	$793	$32
Corporate debt securities	213	2,513	147	51
Total fixed maturities	$213	$2,558	$940	$83

December 31, 2018	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$416	$395	$32
Corporate debt securities	705	3,702	265	51
Total fixed maturities	$705	$4,118	$660	$83

Temporary Declines in Fair Value

The Partnership evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.

An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the perpetual care trusts as of March 31, 2019 and December 31, 2018 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
March 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$818	$92	$818	$92
Corporate debt securities	—	—	2,530	265	2,530	265
Total fixed maturities	—	—	3,348	357	3,348	357
Mutual funds—debt securities	223	9	2,969	178	3,192	187
Mutual funds—equity securities	207	2	—	—	207	2
Other investment funds	59,569	4,096	—	—	59,569	4,096
Equity securities	201	10	642	67	843	77
Total	$60,200	$4,117	$6,959	$602	$67,159	$4,719

	Less than 12 months		12 months or more		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$790	$121	$790	$121
Corporate debt securities	405	15	2,902	306	3,307	321
Total fixed maturities	405	15	3,692	427	4,097	442
Mutual funds—debt securities	21,867	591	2,814	246	24,681	837
Mutual funds—equity securities	1,382	141	—	1	1,382	142
Other investment funds	101,536	4,607	—	—	101,536	4,607
Equity securities	241	16	583	129	824	145
Total	$125,431	$5,370	$7,089	$803	$132,520	$6,173

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

Other-Than-Temporary Impairment of Trust Assets

The Partnership assesses its perpetual care trust assets for other-than-temporary declines in fair value on a quarterly basis. During the three months ended March 31, 2019, the Partnership determined that there were 66 securities with an aggregate cost basis of approximately $29.2 million and an aggregate fair value of approximately $28.5 million, resulting in an impairment of $0.7 million, with such impairment considered to be other-than-temporary. During the three months ended March 31, 2018, the Partnership determined that there were 105 securities with an aggregate cost basis of approximately $118.0 million and an aggregate fair value of approximately $111.2 million, resulting in an impairment of $6.8 million, with such impairment considered to be other-than-temporary.    Accordingly, the Partnership adjusted the cost basis of these assets to their current value and offset these changes against the liability for perpetual care trust corpus.

9.	LONG-TERM DEBT

Total debt consisted of the following at the dates indicated (in thousands):

	March 31, 2019	December 31, 2018

Credit facility	$180,132	$155,739
7.875% Senior Notes, due June 2021	173,748	173,613
Notes payable—acquisition debt	37	92
Notes payable—acquisition non-competes	-	-
Insurance and vehicle financing	1,366	1,294
Less deferred financing costs, net of accumulated amortization	(8,397)	(9,692)
Total debt	346,886	321,046
Less current maturities	(953)	(798)
Total long-term debt	$345,933	$320,248

Credit Agreements

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

On March 15, 2017, the Borrowers, Capital One, as Administrative Agent and acting in accordance with the written consent of the Required Lenders, entered into the First Amendment to Credit Agreement. Those parties subsequently entered into a Second Amendment and Limited Waiver on July 26, 2017, a Third Amendment and Limited Waiver effective as of August 15, 2017, a Fourth Amendment to Credit Agreement dated September 29, 2017, a Fifth Amendment to Credit Agreement dated as of December 22, 2017 but effective as of September 29, 2017, a Sixth Amendment and Waiver to Credit Agreement dated June 12, 2018, a Seventh Amendment and Waiver to the Credit Agreement dated July 13, 2018 and the Eighth Amendment and Waiver to Credit Agreement (the “Eighth Amendment”) dated February 4, 2019. We refer to the Original Credit Agreement, as so amended, as the “Original Amended Agreement.”

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

The Eighth Amendment added to the Amended Credit Agreement a separate last out revolving credit facility (the “Tranche B Revolving Credit Facility”) in the aggregate amount of $35.0 million to be provided by certain affiliates of Axar Capital Management as the initial lenders under the Tranche B Revolving Credit Facility (the “Tranche B Revolving Lenders”) on the following terms (as further detailed in the Eighth Amendment):

•

the aggregate amount of the Tranche B Revolving Commitments is $35.0 million; such Commitments were utilized in the amount of $25.0 million, which was reduced by a $0.7 million Original Issue Discount on the effective date of the Eighth Amendment (the “Eighth Amendment Effective Date”). The borrowings were subject to a fairness opinion, which has been received, in accordance with provisions of the Tranche B conditions of such borrowings. The remaining $10 million in commitments may be utilized in the amount of $5.0 million (or any integral multiple thereof) from time to time until April 30, 2019;

•	Tranche B Revolving Credit Facility Maturity Date is one business day after the maturity date of the original revolving credit facility (the “Tranche A Revolving Credit Facility”);
•	the interest rate applicable to the loans made under the Tranche B Revolving Credit Facility is 8.00% per annum, payable quarterly in arrears;
•	borrowings under the Tranche B Revolving Credit Facility on the Eighth Amendment Effective Date were subject to an original issue discount in the amount of $0.7 million; and
•	upon the repayment or prepayment of the Tranche B Revolving Credit Facility in full, the Tranche B Revolving Lenders will receive additional interest in the amount of $0.7 million.

The Eighth Amendment also amended certain terms of the Original Amended Agreement to:

•	reduce the Tranche A Revolving Credit Availability Period to end on the Eighth Amendment Effective Date, which precludes borrowings under the Tranche A Revolving Credit Facility after such date;

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

•	amend other provisions of the agreement in connection with the foregoing.

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

As of March 31, 2019, the outstanding amount of borrowings under the Original Amended Agreement was $180.7 million, which was used to pay down outstanding obligations under the Partnership’s prior credit agreement, to pay fees, costs and expenses related to the New Agreements and to fund working capital needs.

Each Borrowing under the Original Amended Credit Agreement is comprised of Base Rate Loans or Eurodollar Loans. The Loans comprising each Base Rate Borrowing (including each Swingline Loan) bear interest at the Base Rate plus the Applicable Rate, and the Loans comprising each Eurodollar Borrowing bear interest at the Eurodollar Rate plus the Applicable Rate.

Prior to the Sixth Amendment and Waiver, the Applicable Rate was determined based on the Consolidated Leverage Ratio of the Partnership and its Subsidiaries and ranged from 1.75% to 3.75% for Eurodollar Rate Loans and 0.75% to 2.75% for Base Rate Loans and between 0.30% and 0.50% for unused commitment fee. The Sixth Amendment and Waiver redetermined the Applicable Rate based on the Consolidated Secured Net Leverage Ratio of the Partnership and its Subsidiaries and increased the minimum and maximum Applicable Rate by 0.50% to be in the range between 2.25% to 4.25% for Eurodollar Rate Loans and 1.25% to 3.75% for Base Rate Loans (but in no event less that the Applicable Rate that would be in effect if calculated as set forth in the Original Amended Agreement not giving effect to the Sixth Amendment and Waiver and the Seventh Amendment and Waiver).  As of March 31, 2019, the Applicable Rate for Eurodollar Rate Loans was 4.75% and for Base Rate Loans was 3.75%. Prior to the Eighth Amendment, the Borrowers were also required to pay a quarterly unused commitment fee, which accrued at the Applicable Rate on the amount by which the commitments under the Original Amended Agreement exceeded the usage of such commitments, and which was included within interest expense on the Partnership’s condensed consolidated statements of operations. On March 31, 2019, the weighted average interest rate on outstanding borrowings under the Original Amended Agreement was 7.66%.

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

The Senior Notes are jointly and severally guaranteed by certain of the Partnership’s subsidiaries. The Indenture governing the Senior Notes contains covenants, including limitations of the Partnership’s ability to incur additional indebtedness and liens, make certain dividends, distributions, redemptions or investments, enter into certain transactions with affiliates, make certain asset sales, and engage in certain mergers, consolidations or sales of all or substantially all of the Partnership’s assets, among other items. As of March 31, 2019, the Partnership was in compliance with these covenants.

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

Deferred revenues and related costs consisted of the following at the dates indicated (in thousands):

	March 31, 2019	December 31, 2018

Deferred contract revenues	$833,050	$830,602
Deferred merchandise trust revenue	94,410	92,718
Deferred merchandise trust unrealized gains (losses)	13,580	(9,034)
Deferred revenues	$941,040	$914,286
Deferred selling and obtaining costs	$112,643	$112,660

For the three months ended March 31, 2019, the Partnership recognized $22.6 million of the deferred revenue balance at December 31, 2018 as revenue. Also during the three months ended March 31, 2019, the Partnership had no change in the deferred selling and obtaining costs as recognition offset deferrals of new incremental direct selling costs.

The components of deferred revenues, net in the Partnership’s Unaudited Condensed Consolidated Balance Sheet at March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019	December 31, 2018

Deferred revenue	$963,612	$937,708
Amounts due from customers for unfulfilled performance obligations on cancellable pre-need contracts	(22,572)	(23,422)
Deferred revenue, net	$941,040	$914,286

The Partnership cannot estimate the period when it expects its remaining performance obligations will be recognized because certain performance obligations will only be satisfied at the time of death. The Partnership expects to service 55% of its deferred revenue in the first 4-5 years and approximately 80% of its deferred revenue within 18 years.

11.COMMITMENTS AND CONTINGENCIES

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

12.	LEASES

The Partnership leases a variety of assets throughout the organization, such as office space, funeral homes, warehouses, and equipment.  Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Partnership recognizes lease expense for these leases on a straight-line basis over the lease term.  For leases agreements with an initial term of more than 12 months, the Partnership measures the lease liability at the present value of the sum of the remaining minimum rental payments, which exclude executory costs.

Certain leases provide the Partnership with the option to renew for additional periods, with renewal terms that can extend the lease term for periods ranging from 1 to 30 years. The exercise of lease renewal options is at the Partnership’s sole discretion and the Partnership is only including the renewal option in the lease term when the Partnership can be reasonably certain that we will exercise the additional options.

The Partnership has the following balances recorded on the unaudited condensed balance sheet related to leases:

March 31, 2019
Assets:
Operating	$11,667
Finance	6,005
Total Leased Assets	$17,672
Liabilities:
Current
Operating	$2,016
Finance	1,282
Long-term
Operating	12,692
Finance	4,434
Total Lease Liabilities	$20,424

As most of the Partnership’s leases do not provide an implicit rate, the Partnership uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Partnership used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date. The weighted average borrowing rates for Operating and Finance leases were 9.9% and 8.1%, respectively as of March 31, 2019.

The components of lease expense were as follows:

		Three months ended March 31, 2019
Lease cost	Classification
Operating lease costs	General and administrative expense	$920
Finance lease costs
Amortization of leased assets	Depreciation and Amortization	320
Interest on lease liabilities	Interest expense	116
Net Lease costs		$1,356

Maturities of lease labilities as of March 31, 2019 were as follows:

	Operating	Financing
2019	$2,576	$1,306
2020	3,107	1,479
2021	2,616	1,627
2022	2,346	1,897
2023	2,155	519
Thereafter	8,469	—
Total	$21,269	$6,828
Less: Interest	6,561	1,113
Present value of lease liabilities	$14,708	$5,715

Operating and finance lease payments include $3.5 million related to options to extend lease terms that are reasonably certain of being exercised and $1.9 million related to residual value guarantees. The weighted average remaining lease term for operating and finance leases was 7.6 years and 3.3 years, respectively as of March 31, 2019.

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

The Partnership’s current assets and liabilities and customer receivables on its unaudited condensed consolidated balance sheets are similar to cash basis financial instruments, and their estimated fair values approximate their carrying values due to their short-term nature and thus are categorized as Level 1. The Partnership’s merchandise and perpetual care trusts consist of investments in debt and equity marketable securities and cash equivalents, are carried at fair value, and are considered either Level 1 or Level 2 (see Note 7 Merchandise Trusts and Note 8 Perpetual Care Trusts). Where quoted prices are available in an active market, securities are classified as Level 1 investments pursuant to the fair value measurement hierarchy.

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

The Partnership’s other financial instruments at March 31, 2019 and December 31, 2018 consisted of its Senior Notes and outstanding borrowings under its revolving credit facility (see Note 9 Long-Term Debt). The estimated fair values of the Partnership’s Senior Notes at March 31, 2019 and December 31, 2018 were $157.3 million and $162.5 million, respectively, based on trades made on those dates, compared with the carrying amounts of $173.7 million and $173.6 million, respectively. At March 31, 2019 and December 31, 2018, the carrying values of outstanding borrowings under the Partnership’s revolving credit facility (see Note 9 Long-Term Debt), which bears interest at variable interest rates with maturities of 90 days or less, approximated their estimated fair values. The Senior Notes and the credit facility are valued using Level 2 inputs.

The Partnership may be required to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP from time to time. These adjustments to fair value usually result from impairment charges.

The lower of cost or estimated fair value of assets held for sale at March 31, 2019 and December 31, 2018 was $0.8 million .  Assets held for sale are valued at lower of cost or estimated fair value based on broker comparables and estimates at the time the assets are classified as held for sale. These assets held for sale are classified as Level 3 pursuant to the fair value measurement hierarchy.

14.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Partnership’s Senior Notes are guaranteed by StoneMor Operating LLC and its 100% owned subsidiaries, other than the co-issuer, as described below. The guarantees are full, unconditional, joint and several. The Partnership, or the "Parent," and its 100% owned subsidiary, Cornerstone Family Services of West Virginia Subsidiary Inc., are the co-issuers of the Senior Notes. The Partnership’s consolidated financial statements as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018 include the accounts of cemeteries operated under long-term lease, operating or management agreements. For the purposes of this note, these entities are deemed non-guarantor subsidiaries, as they are not 100% owned by the Partnership. The Partnership’s consolidated financial statements also contain merchandise and perpetual care trusts that are also non-guarantor subsidiaries for the purposes of this note.

The financial information presented below reflects the Partnership’s standalone accounts, the combined accounts of the subsidiary co-issuer, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the consolidating adjustments and eliminations and the Partnership’s consolidated accounts as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018.   For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their respective subsidiaries are presented in accordance with the equity method of accounting (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

March 31, 2019	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents and restricted cash	$—	$—	$23,021	$1,427	$—	$24,448
Assets held for sale	—	—	757	—	—	757
Other current assets	—	3,677	68,590	12,665	—	84,932
Total current assets	—	3,677	92,368	14,092	—	110,137
Long-term accounts receivable	—	2,902	69,040	11,636	—	83,578
Cemetery and funeral home property and equipment	—	776	408,713	33,621	—	443,110
Merchandise trusts	—	—	—	515,065	—	515,065
Perpetual care trusts	—	—	—	344,825	—	344,825
Deferred selling and obtaining costs	—	5,476	88,843	18,324	—	112,643
Goodwill and intangible assets	—	—	24,493	60,319	—	84,812
Other assets	—	—	30,398	2,911	—	33,309
Investments in and amounts due from affiliates eliminated upon consolidation	39,671	—	570,680	—	(610,351)	—
Total assets	$39,671	$12,831	$1,284,535	$1,000,793	$(610,351)	$1,727,479
Liabilities and Partners’ Capital (Deficit)
Current liabilities	$—	$169	$65,134	$1,322	$—	$66,625
Long-term debt, net of deferred financing costs	68,506	105,242	172,185	—	—	345,933
Deferred revenues	—	32,628	793,209	115,203	—	941,040
Perpetual care trust corpus	—	—	—	344,825	—	344,825
Other long-term liabilities	—	—	42,393	15,498	—	57,891
Due to affiliates	—	25,979	173,748	567,399	(767,126)	—
Total liabilities	68,506	164,018	1,246,669	1,044,247	(767,126)	1,756,314
Partners’ capital (deficit)	(28,835)	(151,187)	37,866	(43,454)	156,775	(28,835)
Total liabilities and partners’ capital (deficit)	$39,671	$12,831	$1,284,535	$1,000,793	$(610,351)	$1,727,479

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED) (continued)

December 31, 2018	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$16,298	$1,849	$—	$18,147
Assets held for sale	—	—	757	—	—	757
Other current assets	—	3,718	64,167	11,527	—	79,412
Total current assets	—	3,718	81,222	13,376	—	98,316
Long-term accounts receivable	—	3,118	71,708	12,322	—	87,148
Cemetery and funeral home property and equipment	—	806	409,201	33,550	—	443,557
Merchandise trusts	—	—	—	488,248	—	488,248
Perpetual care trusts	—	—	—	330,562	—	330,562
Deferred selling and obtaining costs	—	5,511	88,705	18,444	—	112,660
Goodwill and intangible assets	—	—	25,676	60,607	—	86,283
Other assets	—	—	19,403	2,924	—	22,327
Investments in and amounts due from affiliates eliminated upon consolidation	61,875	(586)	539,997	—	(601,286)	-
Total assets	$61,875	$12,567	$1,235,912	$960,033	$(601,286)	$1,669,101
Liabilities and Partners’ Capital (Deficit)
Current liabilities	$—	$184	$60,216	$1,400	$—	$61,800
Long-term debt, net of deferred financing costs	68,453	105,160	146,635	—	—	320,248
Deferred revenues	—	32,147	770,337	111,802	—	914,286
Perpetual care trust corpus	—	—	—	330,562	—	330,562
Other long-term liabilities	—	—	33,553	15,230	—	48,783
Due to affiliates	—	—	173,613	543,543	(717,156)	-
Total liabilities	68,453	137,491	1,184,354	1,002,537	(717,156)	1,675,679
Partners’ capital (deficit)	(6,578)	(124,924)	51,556	(42,502)	115,870	(6,578)
Total liabilities and partners’ capital (deficit)	$61,875	$12,567	$1,235,910	$960,035	$(601,286)	$1,669,101

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended March 31, 2019	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$1,564	$59,752	$11,132	$(979)	$71,469
Total costs and expenses	—	(4,520)	(65,935)	(11,356)	979	(80,832)
Other loss	—	—	—	—	—	—
Net loss from equity investment in subsidiaries	(21,176)	(18,925)	—	—	40,101	—
Interest expense	(1,358)	(2,087)	(9,456)	(270)	—	(13,171)
Income (loss) from continuing operations before income taxes	(22,534)	(23,968)	(15,639)	(494)	40,101	(22,534)
Income tax benefit	—	—	—	—	—	—
Net income (loss)	$(22,534)	$(23,968)	$(15,639)	$(494)	$40,101	$(22,534)

Three Months Ended March 31, 2018	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$1,625	$65,789	$12,860	$(2,329)	$77,945
Total costs and expenses	—	(3,310)	(70,913)	(14,077)	2,329	(85,971)
Other loss	—	—	(5,205)	—	—	(5,205)
Net loss from equity investment in subsidiaries	(16,565)	(14,793)	—	—	31,358	—
Interest expense	(1,358)	(2,087)	(3,416)	(252)	—	$(7,113)
Income (loss) from continuing operations before income taxes	(17,923)	(18,565)	(13,745)	(1,469)	31,358	(20,344)
Income tax benefit	—	—	2,421	—	—	2,421
Net income (loss)	$(17,923)	$(18,565)	$(11,324)	$(1,469)	$31,358	$(17,923)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2019	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$119	$(9,509)	$(268)	$(3,445)	$(13,103)
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures, net of proceeds from divestitures and asset sales	—	(106)	(1,717)	(80)	—	(1,903)
Net cash used in investing activities	—	(106)	(1,717)	(80)	—	(1,903)
Cash Flows From Financing Activities:
Cash distributions	—	—	—	—	—	—
Payments to affiliates	—	—	(3,445)	—	3,445	—
Net borrowings and repayments of debt	—	(13)	24,030	(74)	—	23,943
Other financing activities	—	—	(2,636)	—	—	(2,636)
Net cash used in financing activities	—	(13)	17,949	(74)	3,445	21,307
Net increase (decrease) in cash and cash equivalents and restricted cash	—	—	6,723	(422)	—	6,301
Cash and cash equivalents and restricted cash—Beginning of period	—	—	16,298	1,849	—	18,147
Cash and cash equivalents and restricted cash—End of period	$—	$—	$23,021	$1,427	$—	$24,448

Three Months Ended March 31, 2018	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$145	$10,340	$(890)	$(3,445)	$6,150
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures, net of proceeds from divestitures and asset sales	—	(145)	(4,952)	(105)	—	(5,202)
Net cash used in investing activities	—	(145)	(4,952)	(105)	—	(5,202)
Cash Flows From Financing Activities:
Cash distributions	—	—	—	—	—	—
Payments to affiliates	—	—	(3,445)	—	3,445	—
Net borrowings and repayments of debt	—	—	2,850	—	—	2,850
Other financing activities	—	—	(207)	—	—	(207)
Net cash used in financing activities	—	—	(802)	—	3,445	2,643
Net decrease in cash and cash equivalents	—	—	4,586	(995)	—	3,591
Cash and cash equivalents—Beginning of period	—	—	4,216	2,605	—	6,821
Cash and cash equivalents—End of period	$—	$—	$8,802	$1,610	$—	$10,412

15.	SEGMENT INFORMATION

The Partnership’s operations include two reportable operating segments, Cemetery Operations and Funeral Home Operations. These operating segments reflect the way the Partnership manages its operations and makes business decisions as of March 31, 2019. Operating segment data for the periods indicated was as follows (in thousands):

	Three months ended March 31,
	2019	2018
STATEMENT OF OPERATIONS DATA:
Cemetery Operations:
Revenues	$57,910	$62,243
Operating costs and expenses	(53,162)	(58,063)
Depreciation and amortization	$(1,962)	(2,074)
Segment income	$2,786	$2,106
Funeral Home Operations:
Revenues	$13,559	$15,702
Operating costs and expenses	(11,500)	(13,036)
Depreciation and amortization	(588)	(713)
Segment income	$1,471	$1,953
Reconciliation of segment income to net loss:
Cemetery Operations	$2,786	$2,106
Funeral Home Operations	1,471	1,953
Total segment income	4,257	4,059
Corporate overhead	(13,413)	(11,827)
Corporate depreciation and amortization	(207)	(258)
Other losses, net	—	(5,205)
Interest expense	(13,171)	(7,113)
Income tax benefit (expense)	—	2,421
Net loss	$(22,534)	$(17,923)

CASH FLOW DATA:
Capital expenditures:
Cemetery Operations	$890	$4,299
Funeral Home Operations	976	44
Corporate	37	26
Total capital expenditures	$1,903	$4,369

	March 31, 2019	December 31, 2018

BALANCE SHEET DATA:
Assets:
Cemetery Operations	$1,545,620	$1,508,667
Funeral Home Operations	143,420	136,064
Corporate	38,439	24,370
Total assets	$1,727,479	$1,669,101
Goodwill:
Cemetery Operations	$24,862	$24,862

16.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

The tables presented below provide supplemental information to the unaudited condensed consolidated statements of cash flows regarding contract origination and maturity activity included in the pertinent captions on the Partnership’s unaudited condensed consolidated statements of cash flows (in thousands):

	Three months ended March 31,
	2019	2018
Pre-need/at-need contract originations (sales on credit)	$(27,587)	$(35,987)
Cash receipts from sales on credit (post-origination)	25,622	32,319
Changes in Accounts receivable, net of allowance	$(1,965)	$(3,668)
Deferrals:
Cash receipts from customer deposits at origination, net of refunds	$34,205	$36,416
Withdrawals of realized income from merchandise trusts during the period	2,124	2,101
Pre-need/at-need contract originations (sales on credit)	27,587	35,987
Undistributed merchandise trust investment earnings, net	3,610	2,393
Recognition:
Merchandise trust investment income, net withdrawn as of end of period	(2,255)	(1,769)
Recognized maturities of customer contracts collected as of end of period	(46,131)	(45,900)
Recognized maturities of customer contracts uncollected as of end of period	(10,556)	(13,437)
Changes in Deferred revenues	$8,584	$15,791

17.	SUBSEQUENT EVENTS

Appointment of Senior Vice President and Chief Financial Officer

On April 15, 2019, the Partnership announced the appointment of Garry P. Herdler as Senior Vice President and Chief Financial Officer of StoneMor GP LLC, the general partner of the Partnership (“StoneMor GP”), and the retirement of Mark L. Miller as Chief Financial Officer and Senior Vice President of StoneMor GP, effective on April 15, 2019.

Awards of Phantom Units

On April 15, 2019, an aggregate of  494,421 phantom units subject to time-based vesting and an aggregate of 520,626  phantom units subject to performance-based vesting were awarded under the Partnership’s Amended and Restated 2019 Long-Term Incentive Plan.   Also on April 15, 2019, an additional 275,000 restricted units were awarded to an officer of the General Partner pursuant to his employment agreement, which units vest in equal quarterly installments over a four year period commencing three months after the grant date.

Existing Loan Agreement with a Related Party

In accordance with the Eighth Amendment to the Credit Agreement and under the provisions of the Tranche B Revolving Credit Facility, the Partnership was able to increase borrowings under Tranche B until April 30, 2019 under the existing documentation.  On April 26, 2019, the Partnership had drawn down the remaining $10.0 million under the Tranche B Revolving Credit Facility to fully utilize the $35.0 million commitment.

First Amendment to Merger and Reorganization Agreement

As previously disclosed, on September 27, 2018, StoneMor Partners L.P., a Delaware limited partnership (the “Partnership”), StoneMor GP LLC, a Delaware limited liability company and the general partner of the Partnership (“GP”), StoneMor GP Holdings LLC, a Delaware limited liability company and the sole member of GP (“GP Holdings”), and Hans Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of GP (“Merger Sub”), entered into a Merger and Reorganization Agreement (the “Merger Agreement”) pursuant to which, among other things, GP will convert from a Delaware limited liability company into a Delaware corporation to be named StoneMor Inc. (the “Company”) and Merger Sub will merge with and into the Partnership (the “Merger”) with the Partnership surviving and with the Company as its sole general partner.

On April 30, 2019, the parties to the Merger Agreement executed that certain First Amendment to Merger and Reorganization Agreement (the “First Amendment to Merger Agreement”) to extend the Termination Date (as defined in the Merger Agreement) to October 1, 2019.

Second Amendment to Voting and Support Agreement

As previously disclosed, and in connection with the execution and delivery of the Merger Agreement, on September 27, 2018, the Partnership, GP, GP Holdings, Robert B. Hellman, Jr., in his capacity as trustee under the Voting and Investment Trust Agreement for the benefit of American Cemeteries Infrastructure Investors, LLC (“ACII” and together with GP Holdings, the “ACII Entities”), Axar Capital Management, LP, a Delaware limited partnership (“Axar”), Axar GP, LLC, a Delaware limited liability company (“Axar GP”) and Axar Master Fund, Ltd., a Cayman Islands exempted limited partnership (the “Axar Funds,” and together with Axar and Axar GP, the “Axar Entities”) entered into a voting and support agreement (the “Original Voting and Support Agreement”), pursuant to which, among other things, the Axar Entities were restricted from owning or acquiring more than 19.99% in aggregate of the outstanding common units representing limited partner interests in the Partnership (the “Common Units”) prior to the closing of the Merger. The Original Voting and Support Agreement was subsequently amended on February 4, 2019 (such amendment, the “First Amendment to Voting and Support Agreement”) to permit the Axar Entities to acquire up to 27.49% in the aggregate of the outstanding Common Units prior to the closing of the Merger.

On April 30, 2019, and in connection with the execution of the First Amendment to Merger Agreement, the parties to the Original Voting and Support Agreement and First Amendment to Voting and Support Agreement executed that certain Second Amendment to Voting and Support Agreement (the “Second Amendment to Voting and Support Agreement”) to extend the termination date set forth therein to October 1, 2019.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our risks and uncertainties are more particularly described in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018.  Readers are cautioned not to place undue reliance on forward-looking statements included in this Form 10-Q, which speak only as of the date the statements were made. Except as required by applicable laws, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

BUSINESS OVERVIEW

We are a publicly-traded Delaware master-limited partnership ("MLP") and provider of funeral and cemetery products and services in the death care industry in the United States. As of March 31, 2019, we operated 322 cemeteries in 27 states and Puerto Rico, of which 291 were owned and 31 were operated under lease, management or operating agreements. We also owned, operated or managed 90 funeral homes in 17 states and Puerto Rico. We are proposing to convert to a “C” Corporation which, if approved, will be effective during 2019.  See Part 1, Item 1. Financial Statements, Note 1 General, to the unaudited condensed consolidated financial statements for further information related to the Merger and Reorganization Agreement.

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

RECENT EVENTS

The following key events and transactions occurred during 2019 through the date of issuance of the attached financial statements as discussed in further detail in Results of Operations sections of Management’s Discussion and Analysis:

•	Garry P. Herdler became our Senior Vice President and Chief Financial Officer on April 15, 2019.
•

On February 4, 2019, we amended and restated our existing Credit Agreement, which had been previously amended in June and July 2018, to modify its covenants to provide us with greater financial and operating flexibility.

•

On February 4, 2019, as part of the recent amendment to our credit facility, we have added a “last out” senior secured credit facility with Axar Capital Management, a related party, for up to $35.0 million. The proceeds of the facility will be used to finance the working capital needs and for other general corporate purposes to drive improvements in sales.  We borrowed $15.0 million under this facility on February 4, 2019, and any borrowings resulting in the outstanding balance of this last-out facility exceeding $25.0 million was subject to receipt of a fairness opinion with respect to the last-out facility, which was obtained prior to such borrowings.  On March 29, 2019, the Partnership had an additional borrowing of $10 million and on April 26, 2019, the Partnership drew down the $10 million remaining capacity under the Tranche B Revolving Credit Facility.

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

Effective January 1, 2019, the Partnership adopted the Lease standard as further discussed in Part 1, Item 1, Footnote 1, “General”, which resulted in an increase in Other Assets of $15.3 million and increases of $2.2 million and $13.1 million in accounts payable and accrued liabilities and other long-term liabilities, respectively, in the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2019.  The adoption did not have a material impact to Partnership’s results of operations.

Due to enhanced inventory control procedures implemented in late 2018, we recorded inventory impairment charges related to damaged and excess inventory and to certain excess inventory allocated to pre-need customers that had been damaged due to weather related deterioration or had otherwise been deemed impractical for use by management. These impairments resulted in an increase of $1.9 million to cost of goods sold and $5.0 million charge included in other losses for the three months ended March 31, 2018.

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

Cemetery Operations

Overview

We are currently the second largest owner and operator of cemeteries in the United States of America. As of March 31, 2019 we operated 322 cemeteries in 27 states and Puerto Rico. We own 291 of these cemeteries and we manage or operate the remaining 31 under lease, operating or management agreements. Revenues from Cemetery Operations accounted for approximately 81% of our total revenues during the quarter ended March 31, 2019.

Operating Results

The following table presents operating results for our Cemetery Operations for the respective reporting periods (in thousands):

	Three Months Ended March 31,
	2019	2018
Interments	$15,944	$19,625
Merchandise	16,541	16,627
Services	15,967	16,491
Interest income	1,822	2,135
Investment and other	7,636	7,365
Total revenues	57,910	62,243
Cost of goods sold	9,743	13,435
Cemetery expense	17,247	17,414
Selling expense	14,733	16,256
General and administrative expense	11,439	10,958
Depreciation and amortization	1,962	2,074
Total costs and expenses	55,124	60,137
Segment income	$2,786	$2,106

The following table presents supplemental operating data for the periods presented (in thousands):

	Three Months Ended March 31,
SUPPLEMENTAL DATA:	2019	2018
Interments performed	12,995	14,572
Net interment rights sold (1)
Lots	4,485	6,536
Mausoleum crypts (including pre-construction)	215	546
Niches	338	429
Total net interment rights sold (1)	5,038	7,511
Number of pre-need cemetery contracts written	8,434	10,162
Number of at-need cemetery contracts written	13,249	14,727
Number of cemetery contracts written	21,683	24,889

______________________________

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

Cemetery interments revenues were $15.9 million for the quarter ended March 31, 2019, a decrease of $3.7 million from $19.6 million for the quarter ended March 31, 2018. The decrease was primarily due to declines in pre-need lot, mausoleum and crypt revenues of $2.1 million, $0.8 million and $0.6 million, respectively, and a net decrease in revenue from various other products totaling $0.2 million.

Cemetery merchandise revenues were $16.5 million for the quarter ended March 31, 2019, a decrease of $0.1 million from $16.6 million for the quarter ended March 31, 2018. The decrease was primarily due to declines in pre-need markers and caskets of $0.9 million and $0.3 million, respectively, and a net decrease in revenues from various other products totaling $0.2 million. Substantially offsetting these decreases were increases in contracts serviced that were acquired through acquisitions in prior years of $0.5 million, at-need marker revenues of $0.5 million and pre-need vault revenues of $0.3 million.

Cemetery services revenues were $16.0 million for the quarter ended March 31, 2019, a decrease of $0.5 million from $16.5 million for the quarter ended March 31, 2018. The decrease was primarily due to a decrease in at-need opening and closing revenues of $1.0 million and a net decrease in revenues from various other products totaling $0.3 million. Partially offsetting these decreases were increases in pre-need opening and closing revenues of $0.6 million and at-need marker installations of $0.2 million.

Interest income was $1.8 million for the quarter ended March 31, 2019, a decrease of $0.3 million from $2.1 million for the quarter ended March 31, 2018. The decrease was due to a decrease in payments and a corresponding deceleration of interest received.

Investment and other income was $7.6 million for the quarter ended March 31, 2019, an increase of $0.3 million from $7.4 million for quarter ended March 31, 2018. The increase was primarily due to an increase in investment income, partially offset by decreases in various other sources of income.

Cost of goods sold was $9.7 million for the quarter ended March 31, 2019, a decrease of $3.7 million from $13.4 million for the quarter ended March 31, 2018. The decrease was primarily the result of the decline in revenues, combined with vault inventory adjustments and impairments of $1.9 million recorded in the prior period that did not recur in the current period, and decreases in the cost of markers and merchandise associated with older contracts that were acquired through acquisitions.

Cemetery expenses were  $17.2 million for the quarter ended March 31, 2019, a decrease of $0.2 million from $17.4 million for the quarter ended March 31, 2018. The decrease was primarily due to a decrease in payroll of $0.7 million associated with the implementation of a general manager operating model, and a decrease in landscaping costs of $0.2 million.  These decreases were partially offset by increases in repairs and maintenance of $0.3 million, employee benefits of $0.2 million and various other expenses totaling $0.2 million.

Selling expenses were $14.7 million for the quarter ended March 31, 2019, a decrease of $1.5 million from $16.3 million for the quarter ended March 31, 2018. The decrease was due to a reduction in compensation to sales personnel of $1.2 million resulting from the decline in sales and number of sales employees.

General and administrative expenses were $11.4 million for the quarter ended March 31, 2019, an increase of $0.5 million from $11.0 million for the quarter ended March 31, 2018.  The increase was primarily due to an increase in payroll of $0.9 million associated with the implementation of a general manager operating model, partially offset by a net decrease in various other expenses of $0.4 million.

Depreciation and amortization expenses were $2.0 million for the quarter ended March 31, 2019, a decrease of $0.1 million from $2.1 million for the quarter ended March 31, 2018. The decrease was due to normal depreciation and amortization of the associated asset base.

Funeral Home Operations

Overview

As of March 31, 2019, we owned, operated or managed 90 funeral homes. These properties are located in 17 states and Puerto Rico. Revenues from Funeral Home Operations accounted for approximately 19% of our total revenues during the quarter ended March 31, 2019.

Operating Results

The following table presents operating results for our Funeral Home Operations for the respective reporting periods (in thousands):

	Three Months Ended March 31,
	2019	2018
Merchandise	$6,275	$7,429
Services	7,284	8,273
Total revenues	13,559	15,702
Merchandise	2,317	2,478
Services	5,553	5,518
Depreciation and amortization	588	713
Other	3,630	5,040
Total expenses	12,088	13,749
Segment income	$1,471	$1,953

Funeral home merchandise revenues were $6.3 million for the quarter ended March 31, 2019, a decrease of $1.2 million from $7.4 million for the quarter ended March 31, 2018. The decrease was primarily due to decreases in pre-need casket revenues, at-need casket revenues and various other product revenues of $0.3 million, $0.3 million and $0.4 million, respectively, combined with the impact of properties divested since the prior period of $0.1 million and a return to a normal level of cancellations of $0.1 million as there was a reversal of the cancellation reserve in the prior year that did not recur in the current period.

Funeral home services revenues were $7.3 million for the quarter ended March 31, 2019, a decrease of $1.0 million from $8.3 million for the quarter ended March 31, 2018. The decrease was primarily due to a decrease in at-need services of $0.4 million, a decrease in insurance commission revenues of $0.3 million resulting from selling fewer insurance contracts, the impact of properties divested since the prior period of $0.1 million, a return to a normal level of cancellations of $0.1 million as there was a reversal of the cancellation reserve in the prior year that did not recur in the current period and a net decrease of $0.1 million in revenues from various other services.

Funeral home expenses were $12.1 million for the quarter ended March 31, 2019, a decrease of $1.7 million from $13.7 million for the quarter ended March 31, 2018. The decrease was primarily due to savings of $1.0 million from elimination of the insurance sales group, a decrease in legal fees of $0.2 million, the impact of properties divested since the prior period of $0.2 million and a net decrease of $0.3 million in various other expenses.

Corporate Overhead

Corporate overhead expense was $13.4 million for the quarter ended March 31, 2019, an increase of $1.6 million from $11.8 million for the quarter ended March 31, 2018. The increase was primarily due to increases in professional fees of $1.9 million largely attributable due to increased costs associated with consulting and professional fees arising from the potential C-Corp conversion, debt refinancing, various employee severance and other ongoing management initiatives.  This increase was partially offset by a decrease in salaries and benefits of $0.3 million.

Corporate Depreciation and Amortization

Depreciation and amortization expense was $0.2 million for the quarter ended March 31, 2019, a decrease of $0.1 million  from $0.3 million for the quarter ended March 31, 2018. The decrease was primarily due to normal depreciation and amortization of the associated asset base.

Gains and Losses

For the quarter ended March 31, 2019, there were no other gains or losses.  For the quarter ended March 31, 2018, other losses were $5.2 million and consisted primarily of losses related to damaged merchandise of approximately $5.0 million which represented the probable amount of the loss which was recognized during the quarter. Additionally, there were other losses recognized on a property impairment.

Interest Expense

Interest expense was $13.2 million for the quarter ended March 31, 2019, an increase of $6.1 million from $7.1 million for the quarter ended March 31, 2018. The increase was principally due to a write-off of $2.4 million in deferred financing costs associated with amending our debt agreement in the first quarter of 2019, combined with an increase of $1.9 million related to the ticking fee under the Tranche A Revolving Credit Facility.  Additionally the Partnership had a higher weighted average interest rate and higher weighted average line of credit balance outstanding for the current year compared to the prior year.

Income Tax Benefit

There was no Income tax benefit or expense for the quarter ended March 31, 2019 compared to $2.4 million income tax benefit for the quarter ended March 31, 2018. The lack of benefit for the quarter ended March 31, 2019 was driven by the fact that the statutory maximum in reductions to deferred tax liabilities had been already achieved in the fourth quarter of 2018.  The benefit for the quarter ended March 31, 2018 was primarily driven by changes in the Tax Act with allowed the Partnership to use post December 31, 2017 net operating losses against long life deferred tax liabilities. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including partnerships with significant income that are not subject to entity level income taxes.

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
•

expansion capital expenditures, net contributions to the merchandise and perpetual care trust funds and debt service obligations through available cash, cash generated from operations, additional borrowings or asset sales. Amounts contributed to the merchandise trust funds will be withdrawn at the time of the delivery of the product or service sold to which the contribution relates, which will reduce the amount of additional borrowings; and

•

any cash distributions we are permitted and determine to pay in accordance with our partnership agreement and maintenance capital expenditures through available cash and cash flows from operating activities.

While the Partnership relies heavily on its cash flows from operating activities and borrowings under its credit facility to execute its operational strategy and meet its financial commitments and other short-term financial needs, the Partnership cannot be certain that sufficient capital will be generated through operations or available to the Partnership to the extent required and on acceptable terms. Moreover, although the Partnership's cash flows from operating activities have been positive, the Partnership has experienced negative financial trends which, when considered in the aggregate, raise substantial doubt about the Partnership’s ability to continue as a going concern. These negative financial trends include:

•

the Partnership has continued to incur net losses for the three months ended March 31, 2019 and has an accumulated deficit as of March 31, 2019,  due to an increased competitive environment, increased expenses due to the proposed conversion of the Partnership to a C-corporation and increases in professional fees and compliance costs.

•

a decline in billings coupled with the increase in professional, compliance and consulting expenses, tightened the Partnership's liquidity position and increased reliance on long-term financial obligations, which, in turn, eliminated  the Partnership's ability to pay distributions;

•

our failure to comply with certain covenants of our Credit Agreement (as defined below), as amended due to our prior inability to complete timely filings of our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, exceeding the maximum consolidated leverage ratio financial covenant for the periods ended December 31, 2017 and March 31, 2018, exceeding the maximum consolidated secured net leverage ratio financial covenant for the periods ended June 30, 2018, September 30, 2018 and December 31, 2018 and not being able to achieve the minimum consolidated fixed charge coverage ratio for the periods ended June 30, 2018, September 30, 2018 and December 31, 2018. As disclosed in the credit facility subsection in Part I, Item 1. Financial Statements (Unaudited) Note 1 General and Note 9 Long-Term Debt, these failures constituted defaults that our lenders have waived; and

•

the provision  for ticking fees assessed on the amount of outstanding loans made under the Tranche A Revolving Credit Facility (the “Tranche A Revolving Loans”) and payable to the Tranche A Revolving Lenders (i) in-kind, by increasing the outstanding principal amount of such Lender’s Tranche A Revolving Loans (“PIK”) or (ii) in cash in the following amounts and on the following dates:

•	3.00% on July 1, 2019, of which (x) 2.00% shall PIK and (y) 1.00% shall be payable in cash, unless Required Lenders agree to PIK;

•	1.00% on August 1, 2019, payable in cash, unless the Required Lenders agree to PIK;

•	1.00% on September 1, 2019, payable in cash, unless the Required Lenders agree to PIK; and

•	1.00% on October 1, 2019, PIK;

During 2018 and 2019, the Partnership implemented (and will continue to implement) various actions to improve profitability and cash flows to fund operations. A summary of these actions is as follows:

•

continue to manage recurring operating expenses and seek to limit non-recurring operating expenses over the next twelve-month period, which includes the January 2019 Restructuring actions discussed above;

•

the Partnership engaged a financial advisor to advise the Partnership in the arrangement of the refinancing in full of the obligations with respect to the Tranche A Revolving Credit Facility including debt and equity financing vehicles, however, at this time the Partnership has no commitments to obtain any additional funds, and there can be no assurance that such funds will be available on acceptable terms or at all.

•	complete sales of certain assets and/or businesses to provide supplemental liquidity; and
•

for the reasons disclosed above, the Partnership was not in compliance with certain of its amended credit facility covenants as of December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018. These failures constituted defaults that the lenders agreed to waive pursuant to the Sixth Amendment and Waiver, the Seventh Amendment and Waiver and the Eighth Amendment and Waiver to the Partnership's credit facility on June 12, 2018, July 13, 2018 and February 4, 2019, respectively, as disclosed in the credit facility subsection in Note 9 Long-Term Debt. Moreover, based on the Partnership's forecasted operating performance, cash flows and projected plans to file financial statements on a timely basis consistent with the debt covenants, the Partnership does not believe it is probable that the Partnership will further breach the covenants under its amended credit facility for the next twelve-month period. However, there is no certainty that the Partnership's actual operating performance and cash flows will not be substantially different from forecasted results, and no certainty the Partnership will not need further amendments to its credit facility in the future. Factors that could impact the significant assumptions used by the Partnership in assessing its ability to satisfy its financial covenants include the following:

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

If the Partnership's planned and implemented actions are not completed  and cash savings realized and the Partnership fails to improve its operating performance and cash flows, or the Partnership is not able to comply with the covenants under its amended credit facility, the Partnership may be forced to limit its business activities, implement further modifications to its operations, further amend its credit facility and/or seek other sources of capital, and the Partnership may be unable to continue as a going concern. Additionally, a failure to generate additional liquidity could negatively impact the Partnership's access to inventory or services that are important to the operation of the Partnership's business. Given the Partnership's level of cash and cash equivalents, to preserve capital resources and liquidity, the Board of Directors of the General Partner concluded that it was not in the best interest of unitholders to pay distributions to unitholders after the first quarter of 2017. In addition, the Partnership's revolving credit facility effectively prohibits the Partnership from making distributions to unitholders. Any of these events may have a material adverse effect on the Partnership's results of operations and financial condition. The ability of the Partnership to meets its obligations at March 31, 2019, and to continue as a going concern is dependent upon achieving the action plans noted above.  The unaudited consolidated financial statements for the quarter ended March 31, 2019 were prepared on the basis of a going concern which contemplates that the Partnership will be able to realize assets and discharge liabilities in the normal course of business.  Accordingly, they do not give effect to adjustments, if any, that would be necessary should the Partnership be required to liquidate its assets.  The ability of the Partnership to meet its obligations at March 31, 2019, and to continue as a going concern is dependent upon the availability of a refinancing in full of the obligations with respect to the Tranche A Revolving Credit Facility, continued ability to manage expenses and increase sales.  As such, the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of these uncertainties.

Cash Flows

Net cash used in operating activities was $13.1 million during the quarter ended March 31, 2019, a change of $19.3 million from $6.2 million in net cash provided by operating activities during the quarter ended March 31, 2018. The $19.3 million unfavorable movement resulted from $13.7 million net cash outflow to fund changes in working capital and a $5.6 million increase in net loss excluding non-cash items. The increase in net working capital was primarily the result of managing our working capital through an increased focus on collection of accounts receivable. The increase in net loss excluding non-cash items was due to a decrease in revenues coupled with increased general and administrative expense due to increased consulting and professional fees resulting from the potential C-Corp conversion and due to various changes in our senior management.

Net cash used in investing activities was $1.9 million during the quarter ended March 31, 2019, a decrease of $3.3 million from $5.2 million during the quarter ended March 31, 2018. Net cash used in investing activities during 2019 consisted of $1.9 million for capital expenditures. The decrease was primarily attributable to a $2.5 million decrease in capital expenditures compared to the quarter ended March 31, 2018, which included $1.4 million related to the construction of a funeral home on an existing cemetery location.  In addition the prior year had a use of cash of $0.8 million related to acquisitions.

Net cash provided by financing activities was $21.3 million for the quarter ended March 31, 2019, an increase of $18.7 million from $2.6 million for the quarter ended March 31, 2018. Net cash provided by financing activities during 2019 was driven by proceeds from long-term debt of partially offset by financing costs incurred of $2.6 million.

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

The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Maintenance capital expenditures	$1,012	$1,044
Expansion capital expenditures	891	3,325
Total capital expenditures	$1,903	$4,369

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

Prior to the Eighth Amendment, the Amended Credit Agreement provided for up to $175.0 million initial aggregate amount of Revolving Commitments, which were subject to borrowing base limitations. Under the Eighth Amendment, the Partnership can no longer draw on Revolving Commitments under the Tranche A Revolving Credit Facility but had availability of $10 million under the Tranche B Revolving Credit Facility (in addition to amounts drawn on February 4, 2019 and March 29, 2019), which may be utilized in the amount of $5.0 million (or integral multiple thereof) from time to time until April 30, 2019, provided that borrowings on the last $10 million required the Partnership to receive a fairness opinion with respect to the Tranche B Revolving Credit Facility, which was obtained. On April 26, 2019, the Partnership had drawn down the remaining $10.0 million under the Tranche B Revolving Credit Facility and fully utilized the $35.0 million in commitments under the Tranche B Revolving Credit Facility, which was before the last remaining draw date of April 30, 2019 in accordance with the terms under the Eighth Amendment.  The Operating Company may also request the issuance of Letters of Credit for up to $9.4 million (plus an amount equal to the principal amount of Tranche A Revolving Loans subject to the optional prepayment after the Eighth Amendment Effective Date) in the aggregate, of which there were $9.4 million outstanding at March  31, 2019 and December 31, 2018. The Maturity Date under the Amended Credit Agreement is the earlier of (i) May 1, 2020 and (ii) the date that is six months prior to the earliest scheduled maturity date of any outstanding Permitted Unsecured Indebtedness (at present, such date is December 1, 2020, which is six months prior to June 1, 2021 maturity date of outstanding 7.875% senior notes).

As of March 31, 2019, the outstanding amount of borrowings under the Amended Credit Agreement was $180.7 million, which was used to pay down outstanding obligations under the Partnership’s prior credit agreement, to pay fees, costs and expenses related to the New Agreements and to fund working capital needs. Generally, proceeds of the Loans made under the Tranche A Revolving Credit Facility under the Amended Credit Agreement could be used to finance the working capital needs and for other general corporate purposes of the Borrowers and Guarantors, including acquisitions and distributions permitted under the Amended Credit Agreement. Proceeds of the Loans made under the Tranche B Revolving Credit Facility under the Amended Credit Agreement can be used to finance the working capital needs and for other general corporate purposes of the Borrowers and Guarantors, and to pay fees and expenses related to the Tranche B Revolving Credit Facility. On the Eighth Amendment Effective Date, no part of the proceeds of loans made under the Tranche B Revolving Credit Facility may be used to make any payment of principal on the Tranche A Revolving Loans.

Each Borrowing under the Tranche A Revolving Credit Facility is comprised of Base Rate Loans or Eurodollar Loans. The Loans comprising each Base Rate Borrowing (including each Swingline Loan) bear interest at the Base Rate plus the Applicable Rate, and the Loans comprising each Eurodollar Borrowing bear interest at the Eurodollar Rate plus the Applicable Rate.

Prior to June 12, 2018, the Applicable Rate was determined based on the Consolidated Leverage Ratio of the Partnership and its Subsidiaries and ranged from 1.75% to 3.75% for Eurodollar Rate Loans, 0.75% to 2.75% for Base Rate Loans and between 0.30% and 0.50% for unused commitment fee.  The Sixth Amendment increased the minimum and maximum Applicable Rate by 0.50% and redetermined the Applicable Rate based on the Consolidated Secured Net Leverage Ratio of the Partnership and its Subsidiaries to be in the range between 2.25% to 4.25% for Eurodollar Rate Loans and 1.25% to 3.25% for Base Rate Loans (but in no event less that the Applicable Rate that would be in effect if calculated as set forth in the Original Amended Agreement not giving effect to the Sixth Amendment and Waiver and the Seventh Amendment and Waiver).  As a result of the Eighth Amendment, the Applicable Rate is as follows: 4.50% for Eurodollar Rate Loans and 3.50% for Base Rate Loans from February 4, 2019 to February 28, 2019; 4.75% and 3.75%, respectively, from March 1, 2019 to March 31, 2019; 5.50% and 4.50%, respectively, from April 1, 2019 to April 30, 2019; 5.75% and 4.75%, respectively, from May 1, 2019 to May 31, 2019 and 6.00% and 5.00%, respectively, from June 1, 2019. As of March 31, 2019, the Applicable Rate for Eurodollar Rate Loans was 4.75% and for Base Rate Loans was 3.75%. On March 31, 2019, the weighted average interest rate on outstanding borrowings under the Amended Credit Agreement was 7.66%.

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

The Senior Notes are jointly and severally guaranteed by certain of our subsidiaries. The indenture governing the Senior Notes contains covenants, including limitations of our ability to incur certain additional indebtedness and liens, make certain dividends, distributions, redemptions or investments, enter into certain transactions with affiliates, make certain asset sales, and engage in certain mergers, consolidations or sales of all or substantially all of our assets, among other items. As of March 31, 2019, we were in compliance with these covenants.

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

When selling preneed contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. If we were not able to renew or replace any such surety bond, we would be required to fund the trust only for the portion of the applicable preneed contracts for which we have received payments from the customers, less any applicable retainage, in accordance with state law. We have provided cash collateral to secure these surety bond obligations and may be required to provide additional cash collateral in the future under certain circumstances.

For the three months ended March 31, 2019 and 2018, we had $88.7 million and $91.4 million, respectively, of cash receipts from sales attributable to related bonded contracts. These amounts do not consider reductions associated with taxes, obtaining costs or other costs.

Surety bond premiums are paid annually and the bonds are automatically renewable until maturity of the underlying preneed contracts, unless we are given prior notice of cancellation. Except for cemetery pre-construction bonds (which are irrevocable), the surety companies generally have the right to cancel the surety bonds at any time with appropriate notice. In the event a surety company were to cancel the surety bond, we are required to obtain replacement surety assurance from another surety company or fund a trust for an amount generally less than the posted bond amount. Management does not expect that we will be required to fund material future amounts related to these surety bonds due to a lack of surety capacity or surety company non-performance.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with GAAP requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, depreciation and amortization, merchandise trust and perpetual care trust asset valuation, allowance for cancellations, unit-based compensation, deferred revenues, deferred merchandise trust investment earnings, deferred selling and obtaining costs, assets and liabilities obtained through business combinations, income taxes, hurricane-related losses and goodwill including any interim assessment for impairment. A discussion of our significant accounting policies we have adopted and followed in the preparation of our unaudited condensed consolidated financial statements was included in our Annual Report on Form 10-K for the year ended December 31, 2018.

There were no significant changes to our accounting policies that have occurred subsequent to December 31, 2018, except as described in Part 1, Item 1. Financial Statements, Note 1, "Recently Issued Accounting Updates-Adopted in the Current Period."

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

INTEREST-BEARING INVESTMENTS

Our fixed-income securities subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of March 31, 2019, the fair value of fixed-income securities in our merchandise trusts and perpetual care trusts represented 0.2% and 1.1%, of the fair value of total trust assets, respectively. The aggregate of the quoted fair value of these fixed-income securities was $1.2 million and $3.8 million in the merchandise trusts and perpetual care trusts, respectively, as of March 31, 2019. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these fixed-income securities would change the fair market value of the assets in both our merchandise trusts and perpetual care trusts by less than $0.1 million based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized. Our money market and other short-term investments subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of March 31, 2019, the fair value of money market and short-term investments in our merchandise trusts and perpetual care trusts represented 2.1% and 3.4%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair value of these money market and short-term investments was $10.8 million and $11.7 million in the merchandise trusts and perpetual care trusts, respectively, as of March 31, 2019. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these money market and short-term investments would change the fair market value of the assets in both our merchandise trusts and perpetual care trusts by approximately $0.1, based on discounted expected future cash flows.

MARKETABLE EQUITY SECURITIES

Our marketable equity securities subject to market risk consist primarily of certain investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open-ended mutual funds. As of March 31, 2019, the fair value of marketable equity securities in our merchandise trusts and perpetual care trusts represented 4.3% and 6.9%, of the fair value of total trust assets, respectively. The aggregate of the quoted fair market value of these individual equity securities was $22.0 million and $23.7 million in our merchandise trusts and perpetual care trusts, respectively, as of March 31, 2019, based on final quoted sales prices. Holding all other variables constant, a hypothetical 10% change in variable interest rates of the equity securities would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $2.2 million and $2.4 million, respectively, based on discounted expected future cash flows. As of March 31, 2019, the fair value of marketable closed and open-ended mutual funds in our merchandise trusts represented 47.3% of the fair value of total merchandise trust assets, 78.8% of which pertained to fixed-income mutual funds. As of March 31, 2019, the fair value of marketable closed and open-ended mutual funds in our perpetual care trusts represented 36.7% of total perpetual care trust assets, 86.9% of which pertained to fixed-income mutual funds. The aggregate of the quoted fair market value of these closed and open-ended mutual funds was $243.4 million and $126.4 million in the merchandise trusts and perpetual care trusts, respectively, as of March 31, 2019, based on final quoted sales prices, of which $191.9 million and $109.8 million, respectively, pertained to fixed-income mutual funds. Holding all other variables constant, a hypothetical 10% change in the average market prices of the closed and open-ended mutual funds would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $24.3 million and $12.6 million, respectively, based on discounted expected future cash flows.

OTHER INVESTMENT FUNDS

Other investment funds are measured at fair value using the net asset value per share practical expedient. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from one to eight years with three potential one year extensions at the discretion of the funds’ general partners. This asset class has an inherent valuation risk as the values provided by investment fund managers may not represent the liquidation values obtained by the trusts upon redemption or liquidation of the fund assets. As of March 31, 2019, the fair value of other investment funds in our merchandise trusts and perpetual care trusts represented 42.8% and 52.0%, respectively, of the fair value of total trust assets. The fair market value of the holdings in these funds was $220.2 million and $179.2 million in our merchandise trusts and perpetual care trusts, respectively, as of March 31, 2019, based on net asset value quotes.

DEBT INSTRUMENTS

Certain borrowings under our Amended Credit Facility bear interest at a floating rate, based on LIBOR, which is adjusted quarterly. This subjects us to increases in interest expense resulting from movements in interest rates. As of March 31, 2019, we had $180.7 million of borrowings outstanding under our credit facility, which generally bears interest at a variable rate. Holding all other variables constant, a hypothetical 1% change in variable interest rates would change our consolidated interest expense for the three months ended March 31, 2019, by approximately $0.4 million.

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

Our management, including the CEO and CFO, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2019. Based on such evaluation, our CEO and CFO concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

We previously identified and reported material weaknesses in internal control over financial reporting as of December 31, 2018 in our Annual Report on Form 10-K related to the following:

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

The Partnership’s controls applicable to establishment, periodic review for ongoing relevance and consistent application of material accounting policies in conformity with GAAP including (i) revenue recognition and (ii) insurance-related assets and liabilities were not designed appropriately and thus failed to operate effectively. More specifically:

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

STATUS OF REMEDIATION OF MATERIAL WEAKNESSES

While we continue to make improvements to our internal control over financial reporting related to the material weaknesses described above, material weaknesses continue to exist, and we believe that the material weaknesses referenced above accurately reflect the material weaknesses in our internal control over financial reporting as of March 31, 2019. Management, with oversight from our Audit Committee, has identified and begun executing actions we believe will remediate the material weaknesses described above once fully implemented and operating for a sufficient period of time, and we will continue to devote significant time and attention, including internal and external resources, to these remedial efforts.

We will test the ongoing operating effectiveness of the new controls subsequent to implementation and consider the material weaknesses remediated after the applicable remedial controls operate effectively for a sufficient period of time.

Refer to our Annual Report on Form 10-K as of December 31, 2018 for further details on the remediation efforts.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal quarter ended March 31, 2019, we continued to make improvements to our internal control over financial reporting with respect to material weaknesses that had been identified at that time, and those remediation efforts remain ongoing. Other than as described above and in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, there were no changes in our internal control over financial reporting as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding our significant pending administrative and judicial proceedings involving regulatory, operating, transactional, environmental, and other matters, see Part 1, Item 1. Financial Statements (Unaudited)—Notes to the Unaudited Condensed Consolidated Financial Statements—Note 11 Commitments and Contingencies

We and certain of our subsidiaries are parties to legal proceedings that have arisen in the ordinary course of business. We do not expect such matters to have a material adverse effect on our unaudited condensed consolidated financial position, results of operations or cash flows. We carry insurance with coverage and coverage limits that we believe to be customary in the cemetery and funeral home industry. Although there can be no assurance that such insurance will be sufficient to protect us against such contingencies, we believe that our insurance protection is reasonable in view of the nature and scope of our operations.

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

10.2*

Eighth Amendment and Waiver to Credit Agreement, effective as of February 4, 2019, by and among StoneMor Partners L.P., StoneMor Operating LLC, the other Borrowers party thereto, Capital One, National Association, as Administrative Agent, and the Required Lenders party thereto (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on February 4, 2019).

10.3*†	StoneMor Amended and Restated 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-k filed on April 2, 2019).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Joseph M. Redling, President and Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Garry P. Herdler, Chief Financial Officer and Senior Vice President.

32.1

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Joseph M. Redling, President and Chief Executive Officer (furnished herewith).

32.2

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Garry P. Herdler, Chief Financial Officer and Senior Vice President (furnished herewith).

101

Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2019, and December 31, 2018; (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018; (iii) Unaudited Condensed Consolidated Statements of Partners’ (Deficit) Capital; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

*	Incorporated by reference, as indicated
†	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEMOR PARTNERS L.P.

	By:	StoneMor GP LLC, its General Partner

Date: May 9, 2019		By:	/s/ Joseph M. Redling
Joseph M. Redling
President and Chief Executive Officer

Date: May 9, 2019		By:	/s/ Garry P. Herdler
Garry P. Herdler
Chief Financial Officer and Senior Vice President (Principle Financial Officer)