Form 10-Q
period 2019-06-30
STONEMOR PARTNERS LP
filed 2019-08-09
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The number of the registrant’s outstanding common units at August 6, 2019 was 39,582,542.

FORM 10-Q OF STONEMOR PARTNERS L.P.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STONEMOR PARTNERS L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents, excluding restricted cash	$41,859	$18,147
Restricted cash	20,095	—
Accounts receivable, net of allowance	59,550	57,928
Prepaid expenses	8,942	4,475
Other current assets	17,231	17,766
Total current assets	147,677	98,316

Long-term accounts receivable, net of allowance	83,775	87,148
Cemetery property	329,760	330,841
Property and equipment, net of accumulated depreciation	110,655	112,716
Merchandise trusts, restricted, at fair value	519,382	488,248
Perpetual care trusts, restricted, at fair value	343,308	330,562
Deferred selling and obtaining costs	112,916	112,660
Deferred tax assets	67	86
Goodwill	24,862	24,862
Intangible assets	56,877	61,421
Other assets	33,536	22,241
Total assets	$1,762,815	$1,669,101

Liabilities, Redeemable Convertible Preferred Units and Partners’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$55,063	$59,035
Accrued interest	312	1,967
Current portion, long-term debt	591	798
Total current liabilities	55,966	61,800

Long-term debt, net of deferred financing costs	357,575	320,248
Deferred revenues	944,142	914,286
Deferred tax liabilities	12,883	6,675
Perpetual care trust corpus	343,308	330,562
Other long-term liabilities	52,385	42,108
Total liabilities	1,766,259	1,675,679
Commitments and contingencies

Redeemable convertible preferred units:
Series A	57,500	—
Total redeemable convertible preferred units	57,500	-
Partners’ deficit :
General partner interest	(4,597)	(4,008)
Common limited partners’ interest	(56,347)	(2,570)
Total partners’ deficit	(60,944)	(6,578)
Total liabilities, redeemable convertible preferred units and partners’ deficit	$1,762,815	$1,669,101

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Cemetery:
Interments	$20,995	$20,789	$36,939	$40,414
Merchandise	17,315	17,116	33,856	33,743
Services	17,365	17,737	33,332	34,228
Investment and other	9,953	12,038	19,411	21,538
Funeral home:
Merchandise	6,073	6,522	12,348	13,951
Services	6,794	7,369	14,078	15,642
Total revenues	78,495	81,571	149,964	159,516
Costs and Expenses:
Cost of goods sold	10,843	13,086	20,586	26,521
Cemetery expense	21,636	21,007	38,883	38,421
Selling expense	15,497	17,166	30,230	33,422
General and administrative expense	10,958	10,163	22,397	21,121
Corporate overhead	13,137	15,165	26,550	26,992
Depreciation and amortization	2,716	3,071	5,473	6,116
Funeral home expenses:
Merchandise	1,014	1,108	3,331	3,586
Services	5,459	5,582	11,012	11,100
Other	3,994	3,961	7,624	9,001
Total costs and expenses	85,254	90,309	166,086	176,280

Other losses	(3,429)	—	(3,429)	(5,205)
Operating loss	(10,188)	(8,738)	(19,551)	(21,969)
Interest expense	(9,346)	(8,107)	(22,517)	(15,220)
Loss on debt extinguishment	(8,478)	—	(8,478)	—
Loss from operations before income taxes	(28,012)	(16,845)	(50,546)	(37,189)
Income tax benefit (expense)	(6,386)	(172)	(6,386)	2,249
Net loss	$(34,398)	$(17,017)	$(56,932)	$(34,940)
Accretion of redeemable convertible preferred units	-	-	-	-
Net loss attributable to common unit holders	$(34,398)	$(17,017)	$(56,932)	$(34,940)
General partner’s interest	$(357)	$(177)	$(592)	$(364)
Limited partners’ interest	$(34,041)	$(16,840)	$(56,340)	$(34,576)
Net loss per limited partner unit (basic and diluted)	$(1.44)	$(0.44)	$(1.44)	$(0.91)
Weighted average number of limited partners’ units outstanding (basic and diluted)	39,329	37,958	39,115	37,958

Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED UNITS AND PARTNERS’ EARNINGS (DEFICIT) (UNAUDITED)

(dollars in thousands, except units)

	Redeemable Convertible Preferred Unit		Partners’ Deficit
	Series A
	Number of Outstanding Preferred Units	Value of Outstanding Preferred Units	Outstanding Common Units	Common Limited Partners	General Partner	Total
Three Months Ended March 31, 2019
December 31, 2018	—	$—	37,958,645	$(2,570)	$(4,008)	$(6,578)
Common unit awards under incentive plans	—	—	301,826	277	—	277
Net loss	—	—	—	(22,300)	(234)	(22,534)
March 31, 2019	—	$—	38,260,471	$(24,593)	$(4,242)	$(28,835)
	.
Three Months Ended June 30, 2019
March 31, 2019	—	$—	38,260,471	$(24,593)	$(4,242)	$(28,835)
Common unit awards under incentive plans	—	—	1,273,376	2,287	2	2,289
Issuance of Series A convertible preferred units, net of issuance	52,083,333	57,500	—	—	—	57,500
Net loss	—	—	—	(34,041)	(357)	(34,398)
June 30, 2019	52,083,333	$57,500	39,533,847	$(56,347)	$(4,597)	$(3,444)

	Redeemable Convertible Preferred Unit		Partners’ Earnings (Deficit)
	Series A
	Number of Outstanding Preferred Units	Value of Outstanding Preferred Units	Outstanding Common Units	Common Limited Partners	General Partner	Total
Three Months Ended March 31, 2018
December 31, 2017	—	$—	37,957,936	$94,655	$(2,959)	$91,696
Cumulative effect of accounting change	—	—	—	(27,805)	(292)	(28,097)
January 1, 2018	—	$—	37,957,936	$66,850	$(3,251)	$63,599
Common unit awards under incentive plans	—	—	709	158	—	158
Net loss	—	—	—	(17,736)	(187)	(17,923)
March 31, 2018	—	$—	37,958,645	$49,272	$(3,438)	$45,834

Three Months Ended June 30, 2018
March 31, 2018	—	$—	37,958,645	$49,272	$(3,438)	$45,834
Common unit awards under incentive plans	—	—	—	1,755	—	1,755
Net loss	—	—	—	(16,840)	(177)	(17,017)
June 30, 2018	—	$—	37,958,645	$34,187	$(3,615)	$30,572

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(56,932)	$(34,940)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	3,718	3,489
Depreciation and amortization	5,473	6,116
Provision for bad debt	4,219	1,644
Non-cash compensation expense	2,566	1,913
Loss on debt extinguishment	8,478	—
Non-cash interest expense	6,684	3,215
Other losses, net	3,433	5,205
Changes in assets and liabilities:
Accounts receivable, net of allowance	(8,611)	1,195
Merchandise trust fund	(9,482)	(4,181)
Other assets	(4,522)	(1,395)
Deferred selling and obtaining costs	(1,165)	(4,184)
Deferred revenues	15,126	33,599
Deferred taxes, net	6,227	(2,649)
Payables and other liabilities	(6,784)	6,377
Net cash (used in) provided by operating activities	(31,572)	15,404
Cash Flows From Investing Activities:
Cash paid for capital expenditures	(4,838)	(7,626)
Cash paid for acquisitions	—	(833)
Proceeds from divestitures	1,250	—
Net cash used in investing activities	(3,588)	(8,459)
Cash Flows From Financing Activities:
Proceeds from issuance of redeemable convertible preferred units, net	57,500	—
Proceeds from borrowings	406,087	16,880
Repayments of debt	(366,470)	(12,896)
Principal payment on finance leases	(713)	—
Cost of financing activities	(17,437)	(2,771)
Net cash provided by financing activities	78,967	1,213
Net increase in cash, cash equivalents and restricted cash	43,807	8,158
Cash, cash equivalents and restricted cash—Beginning of period	18,147	6,821
Cash, cash equivalents and restricted cash—End of period	$61,954	$14,979
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$16,981	$12,865
Cash paid during the period for income taxes	1,402	709
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,858	$—
Operating cash flows from finance leases	238	—
Financing cash flows from finance leases	713	—
Non-cash investing and financing activities:
Acquisition of assets by financing	$1,731	$688
Classification of assets as held for sale	(408)	543

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL

Nature of Operations

StoneMor Partners L.P. (the "Partnership") is a provider of funeral and cemetery products and services in the death care industry in the United States. As of June 30, 2019, the Partnership operated 321 cemeteries in 27 states and Puerto Rico, of which 291 were owned and 30 were operated under lease, management or operating agreements. The Partnership also owned and operated 90 funeral homes, including 42 located on the grounds of cemetery properties that the Partnership owns, in 17 states and Puerto Rico. As a percentage of revenue and assets, the Partnership’s major operations consist of its cemetery operations.

The Partnership’s cemeteries provide cemetery property interment rights, such as burial lots, lawn and mausoleum crypts, and cremation niches. Cemetery merchandise is comprised of burial vaults, caskets, grave markers and memorials and cemetery services, which include the installation of this merchandise and other service items. The Partnership sells these products and services both at the time of death, which is referred to as at-need, and prior to the time of death, which is referred to as pre-need.

The Partnership’s funeral home services include family consultation, the removal and preparation of remains, insurance products and the use of funeral home facilities for visitation and memorial services.

Basis of Presentation

The accompanying condensed consolidated financial statements, which are unaudited except for the balance sheet at December 31, 2018 which has been audited, have been prepared in accordance with the requirements of the Quarterly Report on Form 10-Q and accounting principles generally accepted in the United States (“GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Annual Reports on Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three months ended June 30, 2019 may not necessarily be indicative of the results of operations for the full year ended December 31, 2019.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of each of the Partnership’s 100% owned subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Partnership has a variable interest and is the primary beneficiary. The Partnership operates 30 cemeteries under long-term leases, operating agreements and management agreements. The operations of 16 of these managed cemeteries have been consolidated. On May 10, 2019, the Partnership terminated one of the management agreements and recorded a $2.1 million loss upon the termination, which is included in Other losses, net in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2019.

The Partnership operates 14 cemeteries under long-term leases and other agreements that do not qualify as acquisitions for accounting purposes. As a result, the Partnership did not consolidate all of the existing assets and liabilities related to these cemeteries. The Partnership has consolidated the existing assets and liabilities of the merchandise and perpetual care trusts associated with these cemeteries as variable interest entities, since the Partnership controls and receives the benefits and absorbs any losses from operating these trusts. Under the long-term leases, and other agreements associated with these properties, which are subject to certain termination provisions, the Partnership is the exclusive operator of these cemeteries and earns revenues related to sales of merchandise, services and interment rights and incurs expenses related to such sales, including the maintenance and upkeep of these cemeteries. Upon termination of these agreements, the Partnership will retain all of the benefits and related contractual obligations incurred from sales generated during the agreement period. The Partnership has also recognized the existing customer contract-related performance obligations that it assumed as part of these agreements.

Recapitalization Transactions

Series A Preferred Offering

On June 27, 2019, funds and accounts affiliated with Axar Capital, a related party and the largest holder of the Partnership’s outstanding common units of record, and certain other investors (individually a “Purchaser” and collectively the “Purchasers”) and the Partnership entered into the Series A Preferred Unit Purchase Agreement (the “Series A Purchase Agreement” and the transactions contemplated thereby, the “Preferred Offering”) pursuant to which the Partnership sold to the Purchasers an aggregate of 52,083,333 of the Partnership’s Series A Preferred Units (the “preferred units”) representing limited partner interests in the Partnership with certain rights, preferences and privileges as are set forth in the Partnership’s Third Amended and Restated Agreement of Limited Partnership dated as of June 27, 2019 (the “Third Amended Partnership Agreement”). The purchase price for the preferred units sold pursuant to the Series A Purchase Agreement was $1.1040 per preferred unit, reflecting an 8% discount to the liquidation preference of each preferred unit, for an aggregate purchase price of $57.5 million.

Senior Secured Notes

Concurrently with the closing of the Preferred Offering, discussed above, the Partnership completed a private placement of $385.0 million of 9.875%/11.500% Senior Secured PIK Toggle Notes due 2024 (the “Senior Secured Notes”) of the Partnership to certain financial institutions (the “Notes Offering,” and collectively with the Preferred Offering, the “Recapitalization Transactions”) pursuant to the terms of an Indenture dated June 2019 by and among the Partnership, Cornerstone Family Services of West Virginia Subsidiary, Inc. (“Cornerstone” and, collectively with the Partnership, the “Issuers”), certain direct and indirect subsidiaries of the Partnership (the “Guarantors”), the initial purchasers party thereto and Wilmington Trust, National Association, as trustee (the “Indenture”). The net proceeds of the Recent Transactions were used to fully repay the then-outstanding senior notes due in June 2021, retire the Partnership’s revolving credit facility due in May 2020 and pay the associated transaction expenses, with the remaining balance reserved for general corporate purposes. The Partnership is to pay quarterly interest at either a fixed rate of 7.50% per annum in cash or, at their periodic option through January 30, 2022, a fixed rate of 7.50% per annum in cash plus a fixed rate of 4.00% per annum payable in kind. The Senior Secured Notes will require cash interest payments at 9.875% for all interest periods after January 30, 2022.

Proposed C-Corporation Conversion

On September 27, 2018, StoneMor GP LLC (the “general partner”) and the Partnership publicly announced a plan to convert from a master limited partnership structure to a more traditional C-Corporation structure. Accordingly, the general partner and the Partnership entered into a Merger and Reorganization Agreement (as amended to date, the “Merger Agreement”) with StoneMor GP Holdings and Hans Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the general partner, providing for a series of transactions and resulting in (i) the general partner converting into a Delaware corporation to be named “StoneMor Inc.,” and (ii) Hans Merger Sub merging with and into the Partnership (the “Merger”) with the Partnership surviving and with StoneMor Inc. as its sole general partner, in each case, pursuant to the terms of the Merger Agreement (collectively, the “C-Corporation Conversion”). At the consummation of the Merger, which is anticipated by the end of the first quarter of 2020, the general partner will complete its transition to a new publicly traded Delaware corporation, StoneMor Inc.

Uses and Sources of Liquidity

The Partnership’s primary sources of liquidity are cash generated from operations and the remaining balance of the proceeds from the sale of the Senior Secured Notes. As a master limited partnership (“MLP”), the Partnership's primary cash requirements, in addition to normal operating expenses, are for capital expenditures, net contributions to the merchandise and perpetual care trust funds, debt service and cash distributions. In general, as part of its operating strategy, the Partnership expects to fund:

•

working capital deficits through available cash, including the remaining balance of the proceeds from the sale of the Senior Secured Notes, cash generated from operations and sales of underperforming properties;

•

expansion capital expenditures, net contributions to the merchandise and perpetual care trust funds and debt service obligations through available cash, cash generated from operations or asset sales. Amounts contributed to the merchandise trust funds will be withdrawn at the time of the delivery of the product or service sold to which the contribution relates (see "Summary of Significant Accounting Policies" section below regarding revenue recognition), which will reduce the amount of additional borrowings or asset sales needed; and

•

any cash distributions the Partnership is permitted and determines to pay in accordance with its partnership agreement and maintenance capital expenditures through available cash and cash flows from operating activities.

While the Partnership relies heavily on its available cash and cash flows from operating activities to execute its operational strategy and meet its financial commitments and other short-term financial needs, the Partnership cannot be certain that sufficient capital will be generated through operations or be available to the Partnership to the extent required and on acceptable terms. The Partnership has experienced negative financial trends, including use of cash in operating activities, which, when considered in the aggregate, raise substantial doubt about the Partnership’s ability to continue as a going concern. These negative financial trends include:

•

the Partnership has continued to incur net losses for the six months ended June 30, 2019 and has an accumulated deficit and negative cash flow from operating activities as of June 30, 2019, due to an increased competitive environment, increased expenses due to the proposed C-Corporation Conversion and increases in professional fees and compliance costs; and

•

a decline in billings coupled with the increase in professional, compliance and consulting expenses tightened the Partnership's liquidity position and increased reliance on long-term financial obligations, which, in turn, eliminated the Partnership's ability to pay distributions.

During 2018 and 2019, the Partnership implemented (and will continue to implement) various actions to improve profitability and cash flows to fund operations. A summary of these actions is as follows:

•

sold an aggregate of 52,083,333 of the Partnership’s preferred units, representing limited partner interests in the Partnership, for an aggregate purchase price of $57.5 million and completed a private placement of $385.0 million of the Senior Secured Notes. The net proceeds of both transactions were used to fully repay the then-outstanding senior notes due in June 2021 and retire the Partnership’s revolving credit facility due in May 2020;

•	continue to manage recurring operating expenses and seek to limit non-recurring operating expenses over the next twelve-month period; and
•	identify and complete sales of certain assets to provide supplemental liquidity.

Based on the Partnership's forecasted operating performance, planned actions to improve profitability, cash flows and projected plans to file financial statements on a timely basis consistent with the debt covenants, the Partnership does not believe it is probable that the Partnership will breach the covenants under the Indenture for the next twelve-month period. However, there is no certainty that the Partnership's actual operating performance and cash flows will not be substantially different from forecasted results and no certainty the Partnership will not need amendments to the Indenture in the future and such amendments will be granted. Factors that could impact the significant assumptions used by the Partnership in assessing its ability to satisfy its financial covenants include the following:

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

If the Partnership's planned, implemented and not yet implemented actions are not completed or implemented and cash savings are not realized, or the Partnership fails to improve its operating performance and cash flows or the Partnership is not able to comply with the covenants under the Indenture, the Partnership may be forced to limit its business activities, limit its ability to implement further modifications to its operations or limit the effectiveness of some actions that are included in its forecasts, amend its Indenture and/or seek other sources of capital, and the Partnership may be unable to continue as a going concern. Additionally, a failure to generate additional liquidity could negatively impact the Partnership's access to inventory or services that are important to the operation of the Partnership's business. Given the Partnership's level of cash and cash equivalents, to preserve capital resources and liquidity, the Board of Directors of the General Partner concluded that it was not in the best interest of unitholders to pay distributions to unitholders after the first quarter of 2017. In addition, the Indenture effectively prohibits the Partnership from making distributions to unitholders. Any of these events may have a material adverse effect on the Partnership's results of operations and financial condition. The ability of the Partnership to continue as a going concern is dependent upon achieving the action plans noted above. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019 were prepared on the basis of a going concern, which contemplates that the

Partnership will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments, if any, that would be necessary should the Partnership be required to liquidate its assets.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents. Cash and Cash Equivalents was $41.9 million and $18.1 million as of June 30, 2019 and December 31, 2018, respectively.

Restricted Cash

Cash that is restricted from withdrawal or use under the terms of certain contractual agreement is recorded as restricted cash. Restricted cash was $20.1 million as of June 30, 2019, related to cash collateralization of letters of credit that were existing under the Partnership’s retired credit facilities and that were issued to secure the Partnership’s credit card program. There was no restricted cash as of December 31, 2018.

Revenues

The Partnership's revenues are derived from contracts with customers through sale and delivery of death care products and services. Primary sources of revenue are derived from (1) cemetery and funeral home operations generated both at the time of death (“at-need”) and prior to the time of death (“pre-need”), which are classified on the unaudited condensed consolidated statements of operations as Interments, Merchandise and Services, (2) investment income, which includes income earned on assets maintained in perpetual care and merchandise trusts related to sales of cemetery and funeral home merchandise and services occurring prior to the time of death that are required to be maintained in the trust by state law and (3) interest earned on pre-need installment contracts. Investment income is presented within Investment and other for Cemetery revenue and Services for Funeral home revenue. Revenue is measured based on the consideration specified in a contract with a customer and is net of any sales incentives and amounts collected on behalf of third parties. Pre-need contracts are price guaranteed, providing for future merchandise and services at prices prevailing when the agreements are signed. The Partnership recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Sales taxes assessed by a governmental authority are excluded from revenue.

Deferred Revenues

Revenues from the sale of services and merchandise as well as any investment income from the merchandise trusts is deferred until such time that the services are performed or the merchandise is delivered. In addition, for amounts deferred on new contracts and investment income and unrealized gains on our merchandise trusts, deferred revenues include deferred revenues from pre-need sales that were entered into by entities prior to the Partnership’s acquisition of those entities or the assets of those entities. The Partnership provides for a profit margin for these deferred revenues to account for the projected future costs of delivering products and providing services on pre-need contracts that the Partnership acquired through acquisition. These revenues and their associated costs are recognized when the related merchandise is delivered or services are performed and are presented on a gross basis on the unaudited condensed consolidated statements of operations.

Accounts Receivable, Net of Allowance

The Partnership sells pre-need cemetery contracts whereby the customer enters into arrangements for future merchandise and services prior to the time of need. These sales are usually made using interest-bearing installment contracts not to exceed 60 months. The interest income is recorded as revenue when the interest amount is considered realizable and collectible, which typically coincides with cash payment. Interest income is not recognized until payments are collected in accordance with the contract. At the time of a pre-need sale, the Partnership records an account receivable in an amount equal to the total contract value less unearned finance income and any cash deposit paid, net of an estimated allowance for customer cancellations. The Partnership recognizes an allowance for cancellation of these receivables based upon its historical experience, which is recorded as a reduction in accounts receivable and a corresponding offset to deferred revenues. The Partnership recognizes an allowance for cancellation of receivables related to recognized contracts as an offset to revenue. Management evaluates customer receivables for impairment based upon its historical experience, including the age of the receivables and the customers’ payment histories

Leases

The Partnership leases a variety of assets throughout its organization, such as office space, funeral homes, warehouses and equipment. The Partnership has both operating and finance leases. The Partnership’s operating leases primarily include office space, funeral homes and equipment. The Partnership’s finance leases primarily consist of vehicles and certain IT equipment.  The Partnership determines whether an arrangement is or contains a lease at the inception of the arrangement based on the facts and circumstances in each contract. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Partnership recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements with an initial term in excess of 12 months, the Partnership records the lease liability and Right of Use (“ROU”) asset at commencement date based upon the present value of the sum of the remaining minimum rental payments, which exclude executory costs. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received.

Certain leases provide the Partnership with the option to renew for additional periods, with renewal terms that can extend the lease term for periods ranging from 1 to 30 years. Where leases contain escalation clauses, rent abatements and/or concessions, the Partnership applies them in the determination of lease expense. The exercise of lease renewal options is at the Partnership’s sole discretion, and the Partnership is only including the renewal option in the lease term when the Partnership can be reasonably certain that the Partnership will exercise the additional options.

As most of the Partnership’s leases do not provide an implicit rate, the Partnership uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Partnership evaluates the term of the lease, type of asset and its weighted average cost of capital to determine its incremental borrowing rate used to measure the ROU asset and lease liability.

The Partnership calculates operating lease expense ratably over the lease term plus any reasonably assured renewal periods. The Partnership considers reasonably assured renewal options, fixed escalation provisions and residual value guarantees in its calculation. Leasehold improvements are amortized over the shorter of the lease term or asset life, which may include renewal periods where the renewal is reasonably assured, and are included in the determination of straight-line rent expense. The depreciable life of assets and leasehold improvements are generally limited by the expected lease term.

The Partnership’s leases also typically have lease and non-lease components, which are generally accounted for separately and not included in the measurement of the ROU asset and lease liability.

Net Loss per Common Unit

Basic net loss attributable to common limited partners per unit is computed by dividing net loss attributable to common limited partners, which is determined after the deduction of the general partner’s interest, by the weighted average number of common limited partner units outstanding during the period. Net loss attributable to common limited partners is determined by deducting net loss attributable to participating securities, if applicable, and net loss attributable to the general partner’s units. The general partner’s interest in net loss is calculated on a quarterly basis based upon its units and incentive distributions to be distributed for the quarter, with a priority allocation of net income to the general partner’s incentive distributions, if any, in accordance with the partnership agreement and the remaining net loss allocated with respect to the general partner’s and limited partners’ ownership interests.

The Partnership presents net loss per unit under the two-class method for MLP, which considers whether the incentive distributions of an MLP represent a participating security when considered in the calculation of earnings per unit under the two-class method. The two-class method considers whether the partnership agreement contains any contractual limitations concerning distributions to the incentive distribution rights that would impact the amount of earnings to allocate to the incentive distribution rights for each reporting period. If distributions are contractually limited to the incentive distribution rights’ share of currently designated available cash for distributions, as defined under the partnership agreement, undistributed earnings in excess of available cash should not be allocated to the incentive distribution rights. Under the two-class method, management believes the partnership agreement contractually limits cash distributions to available cash; therefore, undistributed earnings in excess of available cash are not allocated to the incentive distribution rights.

The following is a reconciliation of net loss allocated to the common limited partners for purposes of calculating net loss attributable to common limited partners per unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(34,398)	$(17,017)	$(56,932)	$(34,940)
Less: Incentive distribution right (“IDR”) payments to general partner	—	—	—	—
Net loss to allocate to general and limited partners	(34,398)	(17,017)	(56,932)	(34,940)
General partner’s interest excluding IDRs	(357)	(177)	(592)	(364)
Net loss attributable to common limited partners	$(34,041)	$(16,840)	$(56,340)	$(34,576)

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

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net loss attributable to common limited partners per unit with those used to compute diluted net loss attributable to common limited partners per unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average number of common limited partner units—basic	39,329	37,958	39,115	37,958
Plus effect of dilutive incentive awards(1)	—	—	—	—
Weighted average number of common limited partner units—diluted	39,329	37,958	39,115	37,958

(1)

For the three and six months ended June 30, 2019, the diluted weighted average number of limited partner units outstanding presented on the unaudited condensed consolidated statement of operations does not include 201,995 and 203,433 units, respectively, as their effects would be anti-dilutive. In addition, all outstanding Preferred Units are exempt for purposes of calculating the diluted weighted average number of common limited partner units, as their conversion is not based on meeting a contingency derived from the Partnership’s unit price. The Preferred Units are convertible upon the completion of the Rights Offering, which is anticipated to occur early in the fourth quarter of 2019. For the three and six months ended June 30, 2018, the diluted weighted average number of limited partner units outstanding presented on the unaudited condensed consolidated statement of operations does not include 560,839 units, as their effects would be anti-dilutive.

Recently Adopted Accounting Standards

Leases

The Partnership adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), and subsequently-issued related ASUs, using the modified retrospective approach, as of January 1, 2019. The core principle of ASU 2016-02 is that all leases create an asset and a liability for lessees and recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases or disclosure of key information about leasing arrangements. In addition, the new standard offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

ASU 2016-02 provides for certain practical expedients when adopting the guidance. The Partnership elected the package of practical expedients allowing the Partnership to not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases or initial direct costs for any expired or existing leases. The Partnership did not apply the hindsight practical expedient. The Partnership applied the land easements practical expedient allowing the Partnership to not assess whether any expired or existing land easements are or contain leases, if they were not previously accounted for as leases under the existing leasing guidance. Instead, the Partnership will continue to apply its existing accounting policies to historical land easements. The Partnership elected to apply the short-term lease exception; therefore, the Partnership did not record a ROU asset or corresponding lease liability for leases with a term of twelve months or less and instead recognized a single lease cost allocated over the lease term, generally on a straight-line basis. The Partnership is separating lease components from non-lease components, as it did not elect the applicable practical expedient. The Partnership has excluded maintenance, taxes and insurance costs from the calculation of the initial lease liability in the transition. Non-lease components are accounted for separately from the lease, recorded as maintenance, taxes and insurance and expensed as incurred.

The Partnership adopted the new guidance on January 1, 2019 and as a result of the adoption, the Partnership recorded:

•	a $1.1 million reclassification from Intangible assets to Other assets for below market lease intangibles;
•

a $0.1 million and $0.2 million reclassification from Accounts payable and accrued liabilities and Other long-term liabilities, respectively, to Other assets for a deferred gain on a sale leaseback transaction;

•	a $0.3 million and $3.5 million reclassification from Accounts payable and accrued liabilities and Other long-term liabilities, respectively, to Other assets for a rent incentive;
•	a $15.3 million increase to Other assets for operating lease right-of-use assets; and
•	a $2.2 million and $13.1 million increase to Accounts payable and accrued liabilities and Other long-term liabilities, respectively, for operating lease liabilities.

The foregoing adjustments resulted in the creation of a net ROU asset of $12.3 million and operating lease liability of $15.3 million as of the adoption date.

In connection with the adoption of these new lease standards, the Partnership implemented internal controls to ensure that its contracts are properly evaluated to determine applicability under ASU 2016-02 and that the Partnership properly applies ASU 2016-02 in accounting for and reporting on all its qualifying leases.

Stock Compensation

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. This amendment is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2018. The Partnership adopted this standard effective January 1, 2019. The adoption of this standard did not have an impact on the Partnership’s unaudited condensed consolidated financial statements, as the Partnership has only issued shares to employees or nonemployee directors and has previously recognized its nonemployee directors share-based payments in line with its recognition of share-based payments to employees, using the grant-date fair value of the equity instruments issued, amortized over the requisite service period.

Presentation

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of partners’ deficit for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule was effective on November 5, 2018; as such, the Partnership used the new presentation of a condensed consolidated statement of Partners' deficit within its interim financial statements in this Quarterly Report on Form 10-Q for the six months ended June 30, 2019.

Recently Issued Accounting Standard Updates - Not Yet Effective

Credit Losses

In June 2016, FASB issued ASU No. 2016-13, Credit Losses (Topic 326) ("ASU 2016-13"). The core principle of ASU 2016-13 is that all assets measured at amortized cost basis should be presented at the net amount expected to be collected using historical experience, current conditions and reasonable and supportable forecasts as a basis for credit loss estimates, instead of the probable initial recognition threshold used under current GAAP. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses (“ASU 2018-09”), which clarified that receivables arising from operating leases are not within the scope of Accounting Standards Codification (“ASC”) 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost, and should be accounted for in accordance with ASC 842. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), which include clarifications to the amendments issued in ASU 2016-13. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326), which provides entities that have certain instruments within the scope of ASC 326-20 with an option to irrevocably elect the fair value option in ASC 825, Financial Instruments, upon adoption of ASU 2016-13. Each of these amendments are effective for fiscal years beginning after December 15, 2019. Early application is permitted. The Partnership plans to adopt the requirements of these amendments upon their effective date of January 1, 2020, using the modified-retrospective method, and is evaluating the potential impact of the adoption on its financial position, results of operations and related disclosures.

Variable Interest Entities

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). The core principle of ASU 2018-17 is that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. ASU 2018-17 is effective for fiscal years beginning after December 15, 2019. The Partnership plans to adopt the requirements of these amendments upon their effective date of January 1, 2020 retrospectively and is evaluating the potential impact of the adoption on its financial position, results of operations and related disclosures.

Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This standard removed, modified and added disclosure requirements from ASC 820, Fair Value Measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019. The Partnership does not expect the adoption of this standard to have a significant impact on its consolidated financial statements, as this standard primarily addresses disclosure requirements for Level 3 fair value measurements. Currently, the Partnership’s only Level 3 fair value instruments are its assets held for sale, which do not represent a material amount on its consolidated balance sheets.

2.IMPAIRMENT & OTHER LOSSES

Impairment of Long-Lived Assets

The Partnership recorded an impairment of cemetery property due to circumstances that indicated the assets’ carrying value may not be recovered. The Partnership recorded a $1.3 million impairment charge included in Other losses, net in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2019, as the sum of future undiscounted cash flows were less than the carrying value of the assets.

Termination of Management Agreement

The Partnership operates certain of its cemeteries under long-term leases, operating agreements and management agreements. On May 10, 2019, the Partnership terminated one of the management agreements and recorded a $2.1 million loss, which is included in Other losses, net on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2019.

3.	ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consisted of the following at the dates indicated (in thousands):

	June 30, 2019	December 31, 2018
Customer receivables	$166,970	$167,017
Unearned finance income	(17,343)	(17,000)
Allowance for bad debt	(6,302)	(4,941)
Accounts receivable, net of allowance	143,325	145,076
Less: Current portion, net of allowance	59,550	57,928
Long-term portion, net of allowance	$83,775	$87,148

Activity in the allowance for bad debt was as follows (in thousands):

	June 30, 2019	December 31, 2018
Balance, beginning of period	$4,941	$19,795
Cumulative effect of accounting changes	—	(12,876)
Provision for bad debt	4,219	7,358
Charge-offs, net	(2,858)	(9,336)
Balance, end of period	$6,302	$4,941

Management evaluates customer receivables for impairment based upon its historical experience, including the age of the receivables and the customers’ payment histories.

4.	CEMETERY PROPERTY

Cemetery property consisted of the following at the dates indicated (in thousands):

	June 30, 2019	December 31, 2018
Cemetery land	$256,052	$255,708
Mausoleum crypts and lawn crypts	73,708	75,133
Cemetery property	$329,760	$330,841

(1)   The Partnership recorded an impairment of cemetery property during the three and six months ended June 30, 2019. For further details see Note 2 Impairment & Other Losses.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated (in thousands):

	June 30, 2019	December 31, 2018
Buildings and improvements	$131,769	$129,971
Furniture and equipment	59,891	58,706
Funeral home land	14,355	14,185
Property and equipment, gross	206,015	202,862
Less: Accumulated depreciation	(95,360)	(90,146)
Property and equipment, net of accumulated depreciation	$110,655	$112,716

Depreciation expense was $2.4 million and $2.6 million for the three months ended June 30, 2019 and 2018, respectively, and $4.8 million and $5.2 million for the six months ended June 30, 2019 and 2018, respectively.

6.	MERCHANDISE TRUSTS

At June 30, 2019 and December 31, 2018, the Partnership’s merchandise trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly and through mutual and investment funds. All of these investments are carried at fair value. All of these investments are subject to the fair value hierarchy and considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 13 Fair Value of Financial Instruments. There were no Level 3 assets. When the Partnership receives a payment from a pre-need customer, the Partnership deposits the amount required by law into the merchandise trusts that may be subject to cancellation on demand by the pre-need customer. The Partnership’s merchandise trusts related to states in which pre-need customers may cancel contracts with the Partnership comprises 53.6% of the total merchandise trust as of June 30, 2019. The merchandise trusts are variable interest entities (“VIE”) of which the Partnership is deemed the primary beneficiary. The assets held in the merchandise trusts are required to be used to purchase the merchandise and provide the services to which they relate. If the value of these assets falls below the cost of purchasing such merchandise and providing such services, the Partnership may be required to fund this shortfall.

The Partnership included $9.3 million and $8.7 million of investments held in trust as required by law by the West Virginia Funeral Directors Association at June 30, 2019 and December 31, 2018 respectively, in its merchandise trust assets. These trusts are recognized at their account value, which approximates fair value.

A reconciliation of the Partnership’s merchandise trust activities for the six months ended June 30, 2019 and 2018 is presented below (in thousands):

	Six months ended June 30,
	2019	2018
Balance—beginning of period	$488,248	$515,456
Contributions	27,075	31,510
Distributions	(30,938)	(33,658)
Interest and dividends	15,479	13,261
Capital gain distributions	168	79
Realized gains and losses, net	593	(941)
Other than temporary impairment	(2,314)	(11,154)
Taxes	(716)	(355)
Fees	(1,978)	(2,014)
Unrealized change in fair value	23,765	(332)
Balance—end of period	$519,382	$511,852

During the six months ended June 30, 2019 and 2018, purchases of available for sale securities were approximately $29.1 million and $44.5 million, respectively. During the six months ended June 30, 2019 and 2018, sales, maturities and paydowns of available for sale securities were approximately $19.9 million and $35.7 million, respectively. Cash flows from pre-need contracts are presented as operating cash flows in the Partnership’s unaudited condensed consolidated statement of cash flows.

The cost and market value associated with the assets held in the merchandise trusts as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

June 30, 2019	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$16,211	$—	$—	$16,211
Fixed maturities:
U.S. governmental securities	2	525	7	(132)	400
Corporate debt securities	2	867	16	(154)	729
Total fixed maturities		1,392	23	(286)	1,129
Mutual funds—debt securities	1	179,111	6,508	(17)	185,602
Mutual funds—equity securities	1	47,149	6,448	—	53,597
Other investment funds(1)		229,256	2,326	(2,083)	229,499
Equity securities	1	13,708	1,900	(88)	15,520
Other invested assets	2	8,502	—	—	8,502
Total investments		$495,329	$17,205	$(2,474)	$510,060
West Virginia Trust Receivable		9,322	—	—	9,322
Total		$504,651	$17,205	$(2,474)	$519,382

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have redemption periods ranging from 1 to 30 days, and private credit funds, which have lockup periods of one to seven years with three potential one year extensions at the discretion of the funds’ general partners. As of June 30, 2019, there were $51.1 million in unfunded investment commitments to the private credit funds, which are callable at any time.

December 31, 2018	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$16,903	$—	$—	$16,903
Fixed maturities:
U.S. governmental securities	2	392	—	(147)	245
Corporate debt securities	2	1,311	29	(328)	1,012
Total fixed maturities		1,703	29	(475)	1,257
Mutual funds—debt securities	1	187,840	262	(2,645)	185,457
Mutual funds—equity securities	1	45,023	110	(18)	45,115
Other investment funds(1)		210,655	388	(7,784)	203,259
Equity securities	1	18,097	1,327	(213)	19,211
Other invested assets	2	8,398	2	(17)	8,383
Total investments		$488,619	$2,118	$(11,152)	$479,585
West Virginia Trust Receivable		8,663	—	—	8,663
Total		$497,282	$2,118	$(11,152)	$488,248

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

The contractual maturities of debt securities as of June 30, 2019 and December 31, 2018 were as follows below (in thousands):

June 30, 2019	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$112	$30	$243	$15
Corporate debt securities	85	606	38	—
Total fixed maturities	$197	$636	$281	$15

December 31, 2018	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$137	$108	$—
Corporate debt securities	68	873	55	16
Total fixed maturities	$68	$1,010	$163	$16

Temporary Declines in Fair Value The Partnership evaluates declines in fair value below cost for each asset held in the merchandise trusts on a quarterly basis.

An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the merchandise trusts as of June 30, 2019 and December 31, 2018 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
June 30, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$604	$132	$604	$132
Corporate debt securities	85	9	706	145	791	154
Total fixed maturities	85	9	1,310	277	1,395	286
Mutual funds—debt securities	149	5	174	12	323	17
Mutual funds—equity securities	7	—	—		7	-
Other investment funds	94,501	2,083	—	—	94,501	2,083
Equity securities	2,043	88	-	—	2,043	88
Other invested assets	—	.	—	—	—	-
Total	$96,785	$2,185	$1,484	$289	$98,269	$2,474

	Less than 12 months		12 months or more		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$243	$147	$243	$147
Corporate debt securities	103	2	549	326	652	328
Total fixed maturities	103	2	792	473	895	475
Mutual funds—debt securities	46,005	2,011	1,195	634	47,200	2,645
Mutual funds—equity securities	131	18	—	—	131	18
Other investment funds	169,929	7,784	—	—	169,929	7,784
Equity securities	—	—	597	213	597	213
Other invested assets	—	4	790	13	790	17
Total	$216,168	$9,819	$3,374	$1,333	$219,542	$11,152

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

Other-Than-Temporary Impairment of Trust Assets

The Partnership assesses its merchandise trust assets for other-than-temporary declines in fair value on a quarterly basis. During the six months ended June 30, 2019, the Partnership determined, based on its review, that there were 89 securities with an aggregate cost basis of approximately $91.9 million and an aggregate fair value of approximately $89.6 million, resulting in an impairment of $2.3 million, with such impairment considered to be other-than-temporary due to credit indicators. During the six months ended June 30, 2018, the Partnership determined, based on its review, that there were 94 securities with an aggregate cost basis of approximately $165.8 million and an aggregate fair value of approximately $154.6 million, resulting in an impairment of $11.2 million, with such impairment considered to be other-than-temporary due to credit indicators. Accordingly, the Partnership adjusted the cost basis of these assets to their current value and offset these changes against deferred merchandise trust revenue. These adjustments to deferred revenue will be reflected within the Partnership’s unaudited condensed consolidated statements of operations in future periods as the underlying merchandise is delivered or the underlying service is performed. During the three months ended June 30, 2019 and 2018, the Partnership determined that there were no other than temporary impairments to the investment portfolio in the merchandise trusts.

7.	PERPETUAL CARE TRUSTS

At June 30, 2019 and December 31, 2018, the Partnership’s perpetual care trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds.

All of these investments are carried at fair value. All of the investments subject to the fair value hierarchy are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 14 Fair Value of Financial Instruments. There were no Level 3 assets. The perpetual care trusts are VIEs for which the Partnership is the primary beneficiary.

A reconciliation of the Partnership’s perpetual care trust activities for the six months ended June 30, 2019 and 2018 is presented below (in thousands):

	Six months ended June 30,
	2019	2018
Balance—beginning of period	$330,562	$339,928
Contributions	3,668	7,442
Distributions	(12,461)	(9,314)
Interest and dividends	10,480	12,097
Capital gain distributions	250	173
Realized gains and losses, net	1,019	(323)
Other than temporary impairment	(713)	(6,834)
Taxes	(555)	(242)
Fees	(1,574)	(3,293)
Unrealized change in fair value	12,632	730
Balance—end of period	$343,308	$340,364

During the six months ended June 30, 2019 and 2018, purchases of available for sale securities were approximately $37.2 million and $22.5 million, respectively. During the six months ended June 30, 2019 and 2018, sales, maturities and paydowns of available for sale securities were approximately $25.9 million and $19.1 million, respectively. Cash flows from perpetual care trust related contracts are presented as operating cash flows in Partnership’s unaudited condensed consolidated statements of cash flows.

The cost and market value associated with the assets held in the perpetual care trusts as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

June 30, 2019	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$6,564	$—	$—	$6,564
Fixed maturities:
U.S. governmental securities	2	1,117	35	(89)	1,063
Corporate debt securities	2	2,022	17	(221)	1,818
Total fixed maturities		3,139	52	(310)	2,881
Mutual funds—debt securities	1	106,095	3,673	(15)	109,753
Mutual funds—equity securities	1	16,894	2,483	(24)	19,353
Other investment funds(1)		184,121	7,597	(4,313)	187,405
Equity securities	1	15,436	2,001	(104)	17,333
Other invested assets	2	19	—	—	19
Total investments		$332,268	$15,806	$(4,766)	$343,308

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from one to seven years with three potential one year extensions at the discretion of the funds’ general partners. As of June 30, 2019 there were $71.3 million in unfunded investment commitments to the private credit funds, which are callable at any time.

December 31, 2018	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$12,835	$—	$—	$12,835
Fixed maturities:
U.S. governmental securities	2	960	4	(121)	843
Corporate debt securities	2	4,883	161	(321)	4,723
Total fixed maturities		5,843	165	(442)	5,566
Mutual funds—debt securities	1	108,451	227	(837)	107,841
Mutual funds—equity securities	1	19,660	304	(142)	19,822
Other investment funds(1)		165,284	3,039	(4,607)	163,716
Equity securities	1	20,025	826	(145)	20,706
Other invested assets	2	56	20	—	76
Total investments		$332,154	$4,581	$(6,173)	$330,562

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

The contractual maturities of debt securities as of June 30, 2019 and December 31, 2018, were as follows below (in thousands):

June 30, 2019	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$60	$70	$812	$121
Corporate debt securities	148	1,498	172	-
Total fixed maturities	$208	$1,568	$984	$121

December 31, 2018	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$416	$395	$32
Corporate debt securities	705	3,702	265	51
Total fixed maturities	$705	$4,118	$660	$83

Temporary Declines in Fair Value

The Partnership evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.

An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the perpetual care trusts as of June 30, 2019 and December 31, 2018 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
June 30, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$1,327	$89	$1,327	$89
Corporate debt securities	66	43	2,631	178	2,697	221
Total fixed maturities	66	43	3,958	267	4,024	310
Mutual funds—debt securities	706	14	34	1	740	15
Mutual funds—equity securities	188	5	280	19	468	24
Other investment funds	60,385	4,313	—	—	60,385	4,313
Equity securities	2,485	104	-	-	2,485	104
Total	$63,830	$4,479	$4,272	$287	$68,102	$4,766

	Less than 12 months		12 months or more		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$790	$121	$790	$121
Corporate debt securities	405	15	2,902	306	3,307	321
Total fixed maturities	405	15	3,692	427	4,097	442
Mutual funds—debt securities	21,867	591	2,814	246	24,681	837
Mutual funds—equity securities	1,382	141	—	1	1,382	142
Other investment funds	101,536	4,607	—	—	101,536	4,607
Equity securities	241	16	583	129	824	145
Total	$125,431	$5,370	$7,089	$803	$132,520	$6,173

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

Other-Than-Temporary Impairment of Trust Assets

The Partnership assesses its perpetual care trust assets for other-than-temporary declines in fair value on a quarterly basis. During the six months ended June 30, 2019, the Partnership determined that there were 66 securities with an aggregate cost basis of approximately $29.2 million and an aggregate fair value of approximately $28.5 million, resulting in an impairment of $0.7 million, with such impairment considered to be other-than-temporary. During the six months ended June 30, 2018, the Partnership determined that there were 105 securities with an aggregate cost basis of approximately $118.0 million and an aggregate fair value of approximately $111.2 million, resulting in an impairment of $6.8 million, with such impairment considered to be other-than-temporary. Accordingly, the Partnership adjusted the cost basis of these assets to their current value with the offset going against the liability for perpetual care trust corpus. During the three months ended June 30, 2019 and 2018, the Partnership determined that there were no other-than-temporary impairments to the investment portfolio in the perpetual care trusts.

8.	LONG-TERM DEBT

Total debt consisted of the following at the dates indicated (in thousands):

	June 30, 2019	December 31, 2018
9.875%/11.500% Senior Secured PIK Toggle Notes, due June 2024	$371,547	$-
7.875% Senior Notes, due June 2021	-	173,613
Credit facility	-	155,739
Notes payable—acquisition debt	—	92
Insurance and vehicle financing	964	1,294
Less deferred financing costs, net of accumulated amortization	(14,345)	(9,692)
Total debt	358,166	321,046
Less current maturities	(591)	(798)
Total long-term debt	$357,575	$320,248

 Senior Secured Notes

On June 27, 2019, StoneMor Partners L.P. (the “Partnership”), Cornerstone Family Services of West Virginia Subsidiary, Inc. (“Cornerstone” and, collectively with the Partnership, the “Issuers”), certain direct and indirect subsidiaries of the Partnership (the “Guarantors”), the initial purchasers party thereto (the “Initial Purchasers”) and Wilmington Trust, National Association, as trustee (in such capacity, the “Trustee”) and as collateral agent (in such capacity, the “Collateral Agent”) entered into an indenture (the “Indenture”) with respect to the 9.875%/11.500% Senior Secured PIK Toggle Notes due 2024.

Pursuant to the terms of the Indenture, the Initial Purchasers purchased Senior Secured Notes in the aggregate principal amount of $385.0 million in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) thereof. The gross proceeds from the sale of the Senior Secured Notes was $371.5 million, less advisor fees (including a placement agent fee of approximately $7.0 million), legal fees, mortgage costs and other closing expenses, as well as cash funds for collateralization of existing letters of credit and credit card needs under the former credit facility.

The Issuers can elect to pay interest at either a fixed rate of 9.875% per annum in cash or, at their option through January 30, 2022, a fixed rate of 7.50% per annum in cash plus a fixed rate of 4.00% per annum payable in kind by increasing the principal amount of the Senior Secured Notes or by issuing additional Senior Secured Notes. The Senior Secured Notes will require cash interest payments at 9.875% for all interest periods after January 30, 2022. Interest is payable quarterly in arrears on the 30th day of each March, June, September and December, commencing September 30, 2019. The Senior Secured Notes mature on June 30, 2024.

The Senior Secured Notes are senior secured obligations of the Issuers. The Issuers’ joint and several obligations under the Senior Secured Notes and the Indenture are jointly and severally guaranteed (the “Note Guarantees”) by each subsidiary of the Partnership (other than Cornerstone) that the Partnership has caused or will cause to become a Guarantor pursuant to the terms of the Indenture. In addition, the Issuers, the Guarantors and the Collateral Agent entered into a Collateral Agreement (the “Collateral Agreement”). Pursuant to the Indenture and the Collateral Agreement, the Issuers’ obligations under the Indenture and the Senior Secured Notes and the Guarantors’ Note Guarantees are secured by a first priority lien and security interest (subject to permitted liens and security interests) in substantially all of the Issuers’ and the Guarantors’ assets, whether now owned or hereafter acquired, excluding certain assets which include, among others: (a) trust and other fiduciary accounts and amounts required to be deposited or held therein and (b) unless encumbered by a mortgage existing on the date of the Indenture, owned and leased real property that (i) may not be pledged as a matter of law or without governmental approvals, (ii) is not operated or intended to be operated as a cemetery, crematory or funeral home or (iii) is the subject of specified immaterial leases.

The Issuers may redeem the Senior Secured Notes at their option, in whole or in part, at any time for a redemption price equal to the principal balance thereof, accrued and unpaid interest thereon and, if applicable, a premium (the “Applicable Premium”) calculated as follows:

•

If redeemed before June 27, 2021, the sum of 4% of the principal amount so redeemed plus the excess of (i) the interest that would have accrued on the principal amount of the redeemed Senior Secured Notes from the redemption date through June 27, 2021 assuming an interest rate of 11.500% per annum over (ii) the interest that would have accrued on the principal amount of the redeemed Senior Secured Notes from the redemption date through June 27,

2021 at an interest rate equal to the then-applicable rate on United States Treasury securities for the period most nearly equaling that time period plus 0.50%;
•	If redeemed on or after June 27, 2021 and before June 27, 2022, 4% of the principal amount so redeemed;
•	If redeemed on or after June 27, 2022 and before June 27, 2023, 2% of the principal amount so redeemed; and
•	If redeemed on or after June 27, 2023, no premium will be payable.

The Issuers are obligated to redeem the Senior Secured Notes with the net cash proceeds of certain dispositions described in the Indenture, tax refunds, insurance or condemnation proceeds and certain other extraordinary receipts. The redemption price for such redemptions is the principal balance of the Senior Secured Notes being redeemed, all accrued and unpaid interest thereon plus, with respect to redemptions from asset dispositions with net proceeds in excess of $55.0 million, an Applicable Premium of 2% of the principal amount so redeemed.

The Issuers are also obligated to use 75% of any Excess Cash Flow, less any amount paid in any voluntary redemption of the Senior Secured Notes during the applicable period or subsequent thereto and prior to the applicable redemption date, to redeem the Senior Secured Notes at a redemption price equal to the principal balance thereof and all accrued and unpaid interest thereon.

All interest payable in connection with the redemption of any the Senior Secured Notes is payable in cash.

The Indenture requires the Issuers and the Guarantors, as applicable, to comply with various affirmative covenants regarding, among other matters, delivery to the Trustee of financial statements and certain other information or reports filed with the SEC and the maintenance and investment of trust funds and trust accounts into which certain sales proceeds are required by law to be deposited.

The Indenture includes financial covenants pursuant to which the Issuers will not permit:

•	the Operating Cash Flow Amount for the six months ending December 31, 2019 to be less than $20.0 million;
•

the ratio of the sum of the Operating Cash Flow Amount plus Cash Interest Expense to Cash Interest Expense, or the Consolidated Interest Coverage Ratio, for the nine months ended March 31, 2020 and the twelve months ending as of each date from June 30, 2020 onwards, as set forth below, to be less than:

March 31, 2020	0.40x
June 30, 2020	0.75x
September 30, 2020	1.00x
December 31, 2020	1.15x
March 31, 2021	1.25x
June 30, 2021	1.30x
September 30, 2021	1.35x
December 31, 2021	1.45x
March 31, 2022 and each quarter end thereafter	1.50x

•

the aggregate amount of Capital Expenditures for the prior four fiscal quarters as of the last day of any fiscal quarter beginning with the fiscal quarter ending September 30, 2019 to be more than $20.0 million;

•

the average daily balance of Unrestricted Cash and unrestricted Permitted Investments of the Partnership and its subsidiaries as of the end of any day for any 10-business day period to be less than $20.0 million during the quarter ending September 30, 2019, $15.0 million during the quarter ending December 31, 2019 and $12.5 million during any subsequent quarter; or

•

the ratio of the (a) the sum of Unrestricted Cash, accounts receivable and merchandise trust account balances to (b) the aggregate principal or face amount of Consolidated Funded Indebtedness, or Asset Coverage Test, for the applicable measurement period as of the last day of any fiscal quarter beginning with the fiscal quarter ending September 30, 2019, to be less than 1.60:1.00.

The Indenture requires the Issuers and the Guarantors, as applicable, to comply with certain other covenants including, but not limited to, covenants that, subject to certain exceptions, limit the Issuers’ and the Guarantors’ ability to: (i) incur additional indebtedness; (ii) grant liens; (iii) engage in certain sale/leaseback, merger, consolidation or asset sale transactions; (iv) make certain investments; (v) pay dividends or make distributions; (vi) engage in affiliate transactions and (vii) amend its organizational documents.

The Indenture provides for certain events of default, the occurrence and continuation of which could, subject to certain conditions, cause all amounts owing under the Senior Secured Notes to become due and payable, including but not limited to the following:

•	failure by the Issuers to pay any interest on any Senior Secured Note when it becomes due and payable that remains uncured for five business days;
•

failure by the Issuers to pay the principal on any of the Senior Secured Notes when it becomes due and payable, whether at the due date thereof, at a date fixed for redemption, by acceleration or otherwise;

•

failure by the Issuers to comply with the agreement and covenants relating to maintenance of its legal existence, providing notice of any default or event of default or use of proceeds from the sale of the Senior Secured Notes or any of the negative covenants in the Indenture;

•

failure by the Issuers to comply with any other agreement or covenant contained in the Indenture, the Collateral Agreement or any other Note Document that remains uncured for a period of 15 days after the earlier of written notice and request for cure from the Trustee or holders of at least 25% of the aggregate principal amount of the Senior Secured Notes;

•	the acceleration of or the failure to pay at final maturity indebtedness (other than the Senior Secured Notes) in a principal amount exceeding $5.0 million;
•	the occurrence of a Change in Control;
•	certain bankruptcy or insolvency proceedings involving an Issuer or any subsidiary;
•	the C-Corporation Conversion shall not have occurred on or before March 31, 2020 and such default remains uncured for a period of five business days; and
•

failure by the Partnership or any subsidiary to maintain one or more licenses, permits or similar approvals for the conduct of its business where the sum of the revenue associated therewith represents the lesser of (i) 15% of the Partnership’s and its Subsidiaries’ consolidated revenue and (ii) $30.0 million, and such breach is not cured within 30 days.

At the option of holders holding a majority of the outstanding principal amount of the Senior Secured Notes (and automatically upon any default for failure to pay principal of the Senior Secured Notes when due and payable or certain bankruptcy or insolvency proceedings involving an Issuer), the interest rate on the Senior Secured Notes will increase to 13.50% per annum, payable in cash.

Registration Rights Agreement

In connection with the sale of the Senior Secured Notes, on June 27, 2019, the Issuers, the Guarantors party thereto and the Initial Purchasers entered into a Registration Rights Agreement (the “Notes Registration Rights Agreement”), pursuant to which the Issuers and the Guarantors agreed, for the benefit of the holders of the Notes, to use their commercially reasonable efforts to file a registration statement with the SEC with respect to a registered offer to exchange the Senior Secured Notes for new “exchange” notes having terms substantially identical in all material respects to the Senior Secured Notes, with certain exceptions (the “Exchange Offer”). The Issuers have agreed to use their commercially reasonable efforts (i) to consummate the Exchange Offer on or before July 14, 2020 (the “Exchange Date”) and (ii) upon the occurrence of certain events described in the Notes Registration Rights Agreement which result in the inability to consummate the Exchange Offer, to cause a shelf registration statement covering resales of the Notes to be declared effective.

If the Issuers fail to comply with their obligations under the Notes Registration Rights Agreement, additional interest will accrue on the Notes at a rate of 0.25% per annum (increasing by an additional 0.25% per annum with respect to each subsequent 90-day period that occurs after the date on which such default occurs, up to a maximum additional interest rate of 1.00%) from and including the date on which any such default shall occur to but excluding the earlier of (x) the date on which all such defaults have been cured and (y) the date on which the Notes are freely tradeable by persons other than affiliates of the Issuers pursuant to Rule 144 under the Securities Act.

Deferred Financing Costs

In connection with the Tranche B revolving credit facility established in February 2019, the Partnership incurred debt issuance costs and fees of approximately $3.0 million during the three months ended March 31, 2019, which was being amortized over the life of the Tranche B revolving credit facility, using the effective interest method. In connection with the issuance of its Senior Secured Notes, the Partnership incurred debt issuance costs and fees of approximately $14.3 million, during the three months ended June 30, 2019, which have been deferred and are being amortized over the life of the Senior Secured Notes, using the effective interest method.

In connection with the retirement of its revolving credit facilities and its $175.0 million 7.875% senior notes due 2021, the Partnership wrote-off unamortized deferred financing fees of $6.9 million, during the three and six months ended June 30, 2019, which is presented in loss on debt extinguishment in the accompanying unaudited condensed consolidated statement of operations.

9.	REDEEMABLE CONVERTIBLE PREFERRED UNITS AND PARTNERS’ DEFICIT

Redeemable Convertible Preferred Units

On June 27, 2019, funds and accounts affiliated with Axar Capital Management LP (“Axar”) and certain other investors (individually a “Purchaser” and collectively the “Purchasers”) and the Partnership entered into the Series A Preferred Unit Purchase Agreement (the “Series A Purchase Agreement”) pursuant to which the Partnership sold to the Purchasers an aggregate of 52,083,333 of the Partnership’s Series A Preferred Units (the “Preferred Units”) representing limited partner interests in the Partnership with certain rights, preferences and privileges as are set forth in the Partnership’s Third Amended and Restated Agreement of Limited Partnership dated as of June 27, 2019 (the “Third Amended Partnership Agreement”). The purchase price for the Preferred Units sold pursuant to the Series A Purchase Agreement (the “Purchased Units”) was $1.1040 per Purchased Unit, reflecting an 8% discount to the liquidation preference of each Preferred Unit, for an aggregate purchase price of $57.5 million.

Pursuant to the Series A Purchase Agreement, the Partnership agreed to file a registration statement on Form S-1 with the SEC as promptly as practicable to effect a $40.2 million rights offering of common units representing limited partnership interests in the Partnership (“Common Units”) to all holders of Common Units (other than the Purchasers, American Infrastructure Funds LP and their respective affiliates) with a purchase price of $1.20 per Common Unit (the “Rights Offering”), and agreed to use its reasonable best efforts to complete the Rights Offering within 100 days after the Closing Date. The proceeds from the Rights Offering will be used to redeem certain of the Preferred Units as described below.

Under the Series A Purchase Agreement, the Partnership also granted the Purchasers a preemptive right to purchase a pro rata share of any subsequent issuance of Common Units or shares of common stock of the corporation (“Common Stock”) into which the General Partner is converted in the C-Corporation Conversion or rights to acquire any such securities, for so long as the Purchaser continues to hold any Preferred Units, any Common Units or Common Stock issued upon conversion thereof.

The Preferred Units have the following rights, preferences and privileges, among others as set forth in the Third Amended Partnership Agreement:

•

Conversion: The Preferred Units are convertible at the option of the holders thereof at any time beginning 10 days after completion of the Rights Offering and shall automatically be converted upon consummation of the C-Corporation Conversion, in each case at an initial conversion rate of one Common Unit or one share of Common Stock, as applicable, for each Preferred Unit. Subject to customary exceptions, the conversion rate for each Preferred Unit is subject to adjustment (a) proportionately, in the event of distributions made in the form of interests in the Partnership, any split, combination or similar recapitalization of Common Units and certain other specified transactions with respect to interests in the Partnership, (b) upon any issuance or deemed issuance by the Partnership prior to consummation of the Rights Offering of Common Units for a price per Common Unit less than the Series A Liquidation Preference (as defined below), to the rate determined by dividing the Series A Liquidation Preference by the price per Common Unit in such issuance or deemed issuance and (c) upon any issuance or deemed issuance by the Partnership after consummation of the Rights Offering of Common Units for a price per Common Unit less than the Series A Liquidation Preference, to a rate determined on a weighted average anti-dilution adjustment basis.

•

Voting: The holder of a Preferred Unit is entitled to one vote for each Common Unit into which such Preferred Unit is convertible (whether or not such right to convert is exercisable at such time). The holders of Preferred Units are entitled to vote as a single class with the holders of Common Units on all matters submitted to the limited partners for a vote. In addition, the affirmative vote of the holders of at least 60% of the outstanding Preferred Units is required to:

o

Amend the Third Amended Partnership Agreement or the Partnership’s Certificate of Limited Partnership if such amendment would be adverse (other than in a de minimus manner) to any of the rights, preferences or privileges of the Preferred Units;

o	Pay any distribution from Capital Surplus (as defined in the Third Amended Partnership Agreement); or
o

Issue any class or series of interest in the Partnership that, with respect to distributions, is senior to or pari passu with the Preferred Units, or modify the terms of any existing class or series of interest in the Partnership to so provide.

•

Distributions: Holders of Preferred Units are entitled to participate in any distributions made to holders of Common Units on an as-converted basis (whether or not such right to convert is exercisable at such time), and any such distributions with respect to Preferred Units shall be excluded in calculating the distributions or allocations of income or gain to holders of incentive distribution rights under the Third Amended Partnership Agreement.

•

Redemption: Upon completion of the Rights Offering, the Partnership is obligated to use 100% of the net proceeds thereof to redeem up to 33,487,904 Preferred Units held by Axar and the other Purchasers at a redemption price of $1.20 per Preferred Unit.

•

Liquidation: Upon any liquidation, dissolution or winding up of the Partnership, holders of Preferred Units are entitled to receive a payment of $1.20 per Preferred Unit (the “Series A Liquidation Preference”) before payments are made to any other class or series of interest in the Partnership ranking junior to the Preferred Units, including Common Units.

•	Restrictions on Transfer: Holders of Preferred Units may not transfer such Preferred Units other than to one or more affiliates without the approval of the Partnership.

The Series A Purchase Agreement included various representations, warranties, covenants, indemnification and other provisions which are customary for a transaction of this nature.

The Partnership offered and sold the Purchased Units in reliance upon the exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof. The Partnership relied on this exemption from registration based in part on representations made by the Purchasers in the Series A Purchase Agreement.

Contingent Beneficial Conversion Feature

The Partnership accounts for potential beneficial conversion features under FASB ASC Topic 470-20, Debt – Debt with conversion and Other Options (“ASC 470-20”), which states that conversion terms of preferred units triggered by future events not controlled by the issuer shall be accounted for as contingent conversion options. Accordingly, the conversion feature of the Preferred Units is not considered an embedded derivative that requires bifurcation. The Partnership determined that its commitment in connection with the sale of the Preferred Units to use its best efforts to complete the Rights Offering is analogous to an initial public offering and considered to be a contingency outside the control of the holder. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion will be measured using the intrinsic value calculated at the date the contingency is resolved using the conversion price and trading value of the Partnership’s Common Units at the date the Preferred Units were issued. Accordingly, the Partnership will evaluate any discounts and any beneficial conversion features upon the resolution of the contingency. The Series A Preferred is convertible upon the completion of the Rights Offering, which is anticipated to occur early in the fourth quarter of 2019.

The Partnership has the right to redeem the Series A Preferred from the net proceeds of the Rights Offering. Upon exercise of the redemption right, any previously recognized accretion of deemed dividends will be reversed in the period of redemption and reflected as income attributable to common unitholders in the Partnership’s consolidated statements of operations, along with the related per unit amounts.

10.	DEFERRED REVENUES AND COSTS

The Partnership defers revenues and all direct costs associated with the sale of pre-need cemetery merchandise and services until the merchandise is delivered or the services are performed. The Partnership recognizes deferred merchandise and service revenues as customer contract liabilities within long-term liabilities on its consolidated balance sheets. The Partnership recognizes deferred direct costs associated with pre-need cemetery merchandise and service revenues as deferred selling and obtaining costs within long-term assets on its consolidated balance sheets. The Partnership also defers the costs to obtain new pre-need cemetery and new prearranged funeral business as well as the investment earnings on the prearranged services and merchandise trusts. Such costs are recognized when the associated performance obligation is fulfilled based upon the net change in the customer contract liabilities. All other selling costs are expensed as incurred. Additionally, the Partnership has elected the practical expedient of not recognizing incremental costs to obtain as incurred when the amortization period otherwise would have been one year or less

Deferred revenues and related costs consisted of the following at the dates indicated (in thousands):

	June 30, 2019	December 31, 2018

Deferred contract revenues	$829,082	$830,602
Deferred merchandise trust revenue	100,329	92,718
Deferred merchandise trust unrealized gains (losses)	14,731	(9,034)
Deferred revenues	$944,142	$914,286
Deferred selling and obtaining costs	$112,916	$112,660

For the three and six months ended June 30, 2019, the Partnership recognized $18.4 million and $41.0 million, respectively, of the customer contract liabilities balance that existed at December 31, 2018 as revenue.

The components of the customer contract liabilities, net in the Partnership’s consolidated balance sheets at June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019	December 31, 2018

Customer contract liabilities	$968,455	$937,708
Amounts due from customers for unfulfilled performance obligations on cancellable pre-need contracts	(24,313)	(23,422)
Customer contract liabilities, net	$944,142	$914,286

The Partnership expects to service 55% of its deferred revenue in the first 4-5 years and approximately 80% of its deferred revenue within 18 years. The Partnership cannot estimate the period when it expects its remaining performance obligations will be recognized, because certain performance obligations will only be satisfied at the time of death.

11. LONG-TERM INCENTIVE PLAN

On April 15, 2019, the Compensation and Nominating and Governance Committee (the “Committee”) of the Board approved the award of 1,015,047 phantom unit awards consisting of 494,421 phantom units subject to time-based vesting (“TVUs”) and 520,626 phantom units subject to performance-based vesting (“PVUs”) to certain members of the general partner’s senior management. The awards of phantom units were made under the Partnership’s Amended and Restated 2019 Long-Term Incentive Plan (“LTIP”).

 The TVUs shall vest, if at all, in three equal annual installments on each April 3 (or first business day thereafter) commencing on April 3, 2020. The PVUs shall vest based on the extent, if any, to which the Committee determines that the performance conditions established by the Committee for calendar years 2019, 2020 and 2021 have been achieved or waived in writing, as follows:

•

if the “threshold” performance condition with respect to a calendar year has been achieved or waived but not the “target” condition, then 25% of the PVUs subject to vesting with respect to such year (rounded down to the nearest whole phantom unit) shall vest;

•	if the “target” performance condition with respect to a calendar year has been achieved or waived, then 50% of the PVUs subject to vesting with respect to such year shall vest; and
•	if the “maximum” performance condition with respect to a calendar year has been achieved or waived, then 100% of the PVUs subject to vesting with respect to such year shall vest.

Also on April 15, 2019, an additional 275,000 restricted units were awarded to an officer of the general partner pursuant to his employment agreement, which units vest in equal quarterly installments over a four year period commencing July 15, 2019, the three month anniversary of the grant date.

The Recapitalization Transactions, described in Note 1 General, resulted in a Change of Control as defined in the LTIP. The Change of Control accelerated the vesting of certain awards, resulting in the immediate vesting of 1,351493 phantom and restricted units. These awards were net settled with 376,351 units withheld to satisfy the participants’ tax withholding obligations, resulting in a net number of 975,142 common units to be issued. The Partnership recognized $2.2 million in unit-based compensation expense related to this accelerated vesting. These units were not yet outstanding as of June 30, 2019 and will be delivered in the third quarter of 2019.

In addition, an aggregate of 238,553 phantom units issued under the LTIP and held in deferred compensation accounts for certain directors that either became payable as a result of the Recapitalization Transactions or had previously become payable will be issued in the third quarter of 2019.

12.COMMITMENTS AND CONTINGENCIES

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

•

Anderson v. StoneMor Partners, LP, et al., No. 2:16-cv-6111, filed on November 21, 2016, in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in this case (as well as Klein v. StoneMor Partners, LP, et al., No. 2:16-cv-6275, filed in the United States District Court for the Eastern District of Pennsylvania on December 2, 2016, which has been consolidated with this case) brought an action on behalf of a putative class of the holders of Partnership units and allege that the Partnership made misrepresentations to investors in violation of Section 10(b) of the Securities Exchange Act of 1934 by, among other things and in general, failing to clearly disclose the use of proceeds from debt and equity offerings by making allegedly false or misleading statements concerning (a) the Partnership’s strength or health in connection with a particular quarter’s distribution announcement, (b) the connection between operations and distributions and (c) the Partnership’s use of cash from equity offerings and its credit facility. Plaintiffs sought damages from the Partnership and certain of its officers and directors on behalf of the class of Partnership unitholders, as well as costs and attorneys' fees. Lead plaintiffs have been appointed in this case, and filed a Consolidated Amended Class Action Complaint on April 24, 2017. Defendants filed a motion to dismiss that Consolidated Amended Complaint on June 8, 2017. The motion was granted on October 31, 2017, and the court entered judgment dismissing the case on November 30, 2017. Plaintiffs filed a notice of appeal on December 29, 2017. Oral argument was held before the United States Court of Appeals for the Third Circuit on November 1, 2018. On June 20, 2019, the Third Circuit affirmed the dismissal of plaintiffs’ case. On July 11, 2019, the plaintiffs filed a petition to have the appeal reheard by the entire Third Circuit; this petition is currently before the Third Circuit for decision.

•

Bunim v. Miller, et al., No. 2:17-cv-519-ER, pending in the United States District Court for the Eastern District of Pennsylvania, and filed on February 6, 2017. The plaintiff in this case brought, derivatively on behalf of the Partnership, claims that the officers and directors of the Partnership’s general partner aided and abetted in breaches of the general partner’s purported fiduciary duties by, among other things and in general, allegedly making misrepresentations through the use of non-GAAP accounting standards in its public filings, by allegedly failing to clearly disclose the use of proceeds from debt and equity offerings, and by allegedly approving unsustainable distributions. The plaintiff also claims that these actions and misrepresentations give rise to causes of action for gross mismanagement, unjust enrichment, and (in connection with a purportedly misleading proxy statement filed in 2014) violations of Section 14(a) of the Securities Exchange Act of 1934. The derivative plaintiff seeks an award of damages, attorneys’ fees and costs in favor of the Partnership as nominal plaintiff, as well as general compliance and governance changes. This case has been stayed, by the agreement of the parties, pending final resolution of the motion to dismiss filed in the Anderson case, provided that either party may terminate the stay on 30 days' notice.

•

Muth v. StoneMor G.P. LLC, et al., December Term, 2016, No. 1196 and Binder v. StoneMor G.P. LLC, et al., January Term, 2017, No. 4872, both pending in the Court of Common Pleas for Philadelphia County, Pennsylvania, and filed on December 20, 2016 and February 3, 2017, respectively. In these cases, the plaintiffs brought, derivatively on behalf of the Partnership, claims that the officers and directors of the Partnership’s general partner aided and abetted in breaches of the general partner’s purported fiduciary duties by, among other things and in general, allegedly making misrepresentations through the use of non-GAAP accounting standards in its public filings and by failing to clearly disclose the use of proceeds from debt and equity offerings, as well as approving unsustainable distributions. The plaintiffs also claim that these actions and misrepresentations give rise to a cause of action for unjust enrichment. The derivative plaintiffs seek an award of damages, attorneys’ fees and costs in favor of the Partnership as nominal plaintiff, as well as alterations to the procedures for electing members to the board of the Partnership’s general partner, and other compliance and governance changes. These cases have been consolidated and stayed, by the agreement of the parties, pending final resolution of the motion to dismiss filed in the Anderson case, provided that either party may terminate the stay on 30 days' notice.

The Philadelphia Regional Office of the SEC, Enforcement Division, is continuing its investigation of the Partnership as to whether violations of federal securities laws have occurred. The investigation relates to, among other things, our prior restatements, financial statements, internal control over financial reporting, public disclosures, use of non-GAAP financial measures, matters pertaining to unitholder distributions and the sources of funds therefor and information relating to protection of our confidential information and our policies regarding insider trading. We are continuing to cooperate with the SEC staff.

The Partnership is party to other legal proceedings in the ordinary course of its business, but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or cash flows. The Partnership carries insurance with coverage and coverage limits that it believes to be customary in the cemetery and funeral home industry. Although there can be no assurance that such insurance will be sufficient to protect the Partnership against all contingencies, management believes that the insurance protection is reasonable in view of the nature and scope of the operations.

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

The fixed rent for lease years 6 through 11, an aggregate of $6.0 million, is deferred. If prior to May 31, 2024, the Archdiocese terminates the agreements pursuant to a lease year 11 termination or the Partnership terminates the agreements as a result of a default by the Archdiocese, the Partnership is entitled to retain the deferred fixed rent. If the agreements are not terminated, the deferred fixed rent will become due and payable on or before June 30, 2024.

13.	LEASES

The Partnership leases a variety of assets throughout its organization, such as office space, funeral homes, warehouses and equipment. In addition the Partnership has a sale-leaseback related to one of its warehouses. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and the Partnership recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements with an initial term of more than 12 months, the Partnership measures the lease liability at the present value of the sum of the remaining minimum rental payments, which exclude executory costs.

Certain leases provide the Partnership with the option to renew for additional periods, with renewal terms that can extend the lease term for periods ranging from 1 to 30 years. The exercise of lease renewal options is at the Partnership’s sole discretion, and the Partnership is only including the renewal option in the lease term when the Partnership can be reasonably certain that it will exercise the renewal options. The Partnership does have residual value guarantees on the finance leases for its vehicles, but no residual guarantees on any of its operating leases.

Certain of the Partnership’s leases have variable payments with annual escalations based on the proportion by which the consumer price index (“CPI”) for all urban consumers increased over the CPI index for the prior comparative year.

The Partnership has the following balances recorded on its unaudited condensed consolidated balance sheet related to leases:

June 30, 2019
Assets:
Operating	$11,588
Finance	6,094
Total ROU assets(1)	$17,682
Liabilities:
Current
Operating	$2,062
Finance	1,175
Long-term
Operating	12,566
Finance	4,627
Total lease liabilities(2)	$20,430
(1)

The Partnership’s ROU operating assets and finance assets are presented within Other assets and Property and equipment, net of accumulated depreciation, respectively in its unaudited condensed consolidated balance sheet.

(2)

The Partnership’s current lease liabilities and long-term are presented within Accounts payable and accrued liabilities and Other long-term liabilities, respectively in its unaudited condensed consolidated balance sheet.

As most of the Partnership’s leases do not provide an implicit rate, the Partnership uses its incremental borrowing rate, based on the information available at commencement date, in determining the present value of lease payments. The Partnership used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. The weighted average borrowing rates for operating and finance leases were 9.9% and 8.2%, respectively as of June 30, 2019.

The components of lease expense were as follows:

		Six months ended June 30, 2019
Lease cost	Classification
Operating lease costs	General and administrative expense	$1,831
Finance lease costs
Amortization of leased assets	Depreciation and Amortization	640
Interest on lease liabilities	Interest expense	238
Variable lease costs	General and administrative expense	-
Short-term lease costs	General and administrative expense	-
Net Lease costs		$2,709
(1)	The Partnership does not have any short-term leases with lease terms greater than one month.

Maturities of the Partnership’s lease labilities as of June 30, 2019, per ASC 842, Leases, were as follows:

Year ending December 31,	Operating	Finance
2019	$1,746	$913
2020	3,248	1,608
2021	2,758	1,750
2022	2,459	1,883
2023	2,232	714
Thereafter	8,489	26
Total	$20,932	$6,894
Less: Interest	(6,304)	(1,092)
Present value of lease liabilities	$14,628	$5,802

Minimum lease commitments remaining under the Partnership’s operating leases and capital leases, per ASC 840, Leases, as of December 31, 2018 were as follows:

Year ending December 31,	Operating	Capital
2019	$4,349	$1,499
2020	2,765	1,196
2021	2,130	949
2022	1,539	558
2023	1,184	89
Thereafter	5,737	—
Total	$17,704	$4,291
Less: Interest		(875)
Present value of lease liabilities		$3,416

Operating and finance lease payments include $3.5 million related to options to extend lease terms that are reasonably certain of being exercised and $2.0 million related to residual value guarantees. The weighted average remaining lease term for operating and finance leases was 7.4 years and 3.2 years, respectively as of June 30, 2019.

As of June 30, 2019, the Partnership does not have additional operating and finance leases that have not yet commenced nor any lease transactions with its related parties. In addition, as of June 30, 2019, the Partnership has not entered into any new sale-leaseback arrangements.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Management has established a hierarchy to classify the inputs used to measure the Partnership’s financial instruments at fair value, pursuant to which the Partnership is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs represent market data obtained from independent sources; whereas, unobservable inputs reflect the Partnership’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. The hierarchy defines three levels of inputs that may be used to measure fair value:

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

•

Level 3 – Unobservable inputs based on the entity’s own assumptions about the assumptions market participants would use in the pricing of the asset or liability and are consequently not based on market activity but rather through particular valuation techniques.

The carrying value of the Partnership’s current assets and current liabilities on its consolidated balance sheets approximated or equaled their estimated fair values due to their short-term nature or imputed interest rates.

Recurring Fair Value Measurement

At June 30, 2019 and December 31, 2018, the two financial instruments measured by the Partnership at fair value on a recurring basis were its merchandise and perpetual care trusts, which consist of investments in debt and equity marketable securities and cash equivalents that are carried at fair value and are classified as either Level 1 or Level 2 (see Note 7 Merchandise Trusts and Note 8 Perpetual Care Trusts).

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

Non-Recurring Fair Value Measurement

The Partnership may be required to measure certain assets and liabilities at fair value, such as its indefinite-lived assets and long-lived assets, on a nonrecurring basis in accordance with GAAP from time to time. These adjustments to fair value usually result from impairment charges.

Other Financial Instruments

The Partnership’s other financial instruments at June 30, 2019 consisted of its Senior Secured Notes (see Note 8 Long-Term Debt) and at December 31, 2018 consisted of its Senior Notes and outstanding borrowings under its revolving credit facility.

•	At June 30, 2019, the carrying value of the Senior Secured Notes approximated their fair value due to the timing of the sale of the Senior Secured Notes on June 27, 2019.
•	At December 31, 2018, the estimated fair value of the Partnership’s Senior Notes was $162.5 million, based on trades made on that date, compared with the carrying amount of $173.6 million.

15.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Partnership’s Senior Secured Notes are guaranteed by the Partnership’s 100% owned subsidiaries, other than the co-issuer, as described in Note 8 Long-Term Debt. The guarantees are full, unconditional, joint and several. The Partnership, or the "Parent," and its 100% owned subsidiary, Cornerstone Family Services of West Virginia Subsidiary Inc., are the co-issuers of the Senior Secured Notes. The Partnership’s unaudited condensed consolidated financial statements as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018 include the accounts of cemeteries operated under long-term leases, operating agreements and management agreements. For the purposes of this note, these entities are deemed non-guarantor subsidiaries, as they are not 100% owned by the Partnership. The Partnership’s unaudited condensed consolidated financial statements also contain merchandise and perpetual care trusts that are also non-guarantor subsidiaries for the purposes of this note.

The financial information presented below reflects the Partnership’s standalone accounts, the combined accounts of the subsidiary co-issuer, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the consolidating adjustments and eliminations and the Partnership’s consolidated accounts as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018. For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their respective subsidiaries are presented in accordance with the equity method of accounting (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

June 30, 2019	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents, excluding restricted cash	$—	$—	$40,329	$1,530	$—	$41,859
Restricted cash	—	—	20,095	—	—	20,095
Other current assets	—	3,774	70,794	11,155	—	85,723
Total current assets	—	3,774	131,218	12,685	—	147,677
Long-term accounts receivable	—	2,747	70,002	11,026	—	83,775
Cemetery and funeral home property and equipment	—	713	407,511	32,191	—	440,415
Merchandise trusts	—	—	—	519,382	—	519,382
Perpetual care trusts	—	—	—	343,308	—	343,308
Deferred selling and obtaining costs	—	5,553	89,673	17,690	—	112,916
Goodwill and intangible assets	—	—	24,443	57,296	—	81,739
Other assets	—	—	30,960	2,643	—	33,603
Investments in and amounts due from affiliates eliminated upon consolidation	—	—	648,063	—	(648,063)	—
Total assets	$—	$12,787	$1,401,870	$996,221	$(648,063)	$1,762,815
Liabilities, Redeemable Convertible Preferred Units and Partners’ Capital (Deficit)
Current liabilities	—	173	54,551	1,242	—	55,966
Long-term debt, net of deferred financing costs	—	—	357,575	—	—	357,575
Deferred revenues	—	32,966	798,618	112,558	—	944,142
Perpetual care trust corpus	—	—	—	343,308	—	343,308
Other long-term liabilities	—	—	49,397	15,871	—	65,268
Investments in and amounts due to affiliates eliminated upon consolidation	3,444	224,749	—	570,605	(798,798)	—
Total liabilities	3,444	257,888	1,260,141	1,043,584	(798,798)	1,766,259
Redeemable convertible preferred units	57,500	—	—	—	—	57,500
Partners’ capital (deficit)	(60,944)	(245,101)	141,729	(47,363)	150,735	(60,944)
Total liabilities, redeemable convertible preferred units and partners’ capital (deficit)	$—	$12,787	$1,401,870	$996,221	$(648,063)	$1,762,815

CONSOLIDATING BALANCE SHEET

December 31, 2018	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents, excluding restricted cash	$—	$—	$16,298	$1,849	$—	$18,147
Restricted cash	—	—	—	—	—	—
Other current assets	—	3,718	64,924	11,527	—	80,169
Total current assets	—	3,718	81,222	13,376	—	98,316
Long-term accounts receivable	—	3,118	71,708	12,322	—	87,148
Cemetery and funeral home property and equipment	—	806	409,201	33,550	—	443,557
Merchandise trusts	—	—	—	488,248	—	488,248
Perpetual care trusts	—	—	—	330,562	—	330,562
Deferred selling and obtaining costs	—	5,511	88,705	18,444	—	112,660
Goodwill and intangible assets	—	—	25,676	60,607	—	86,283
Other assets	—	—	19,403	2,924	—	22,327
Investments in and amounts due from affiliates eliminated upon consolidation	61,875	(586)	539,997	—	(601,286)	—
Total assets	$61,875	$12,567	$1,235,912	$960,033	$(601,286)	$1,669,101
Liabilities, Redeemable Convertible Preferred Units and Partners’ Capital (Deficit)
Current liabilities	$—	$184	$60,216	$1,400	$—	$61,800
Long-term debt, net of deferred financing costs	68,453	105,160	146,635	—	—	320,248
Deferred revenues	—	32,147	770,337	111,802	—	914,286
Perpetual care trust corpus	—	—	—	330,562	—	330,562
Other long-term liabilities	—	—	33,553	15,230	—	48,783
Due to affiliates	—	—	173,613	543,543	(717,156)	—
Total liabilities	68,453	137,491	1,184,354	1,002,537	(717,156)	1,675,679
Redeemable convertible preferred units	—	—	—	—	—	—
Partners’ capital (deficit)	(6,578)	(124,924)	51,556	(42,502)	115,870	(6,578)
Total liabilities, redeemable convertible preferred units and partners’ capital (deficit)	$61,875	$12,567	$1,235,910	$960,035	$(601,286)	$1,669,101

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended June 30, 2019	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$1,439	$65,749	$13,068	$(1,761)	$78,495
Total costs and expenses	—	(4,038)	(66,980)	(15,997)	1,761	(85,254)
Other loss	—	—	(1,346)	(2,083)	—	(3,429)
Net loss from equity investment in subsidiaries	(30,577)	(22,358)	—	—	52,935	—
Interest expense	(2,883)	(3,822)	(2,369)	(272)	—	(9,346)
Loss on debt extinguishment	(938)	(1,441)	(6,099)	—	—	(8,478)
Income (loss) from continuing operations before income taxes	(34,398)	(30,220)	(11,045)	(5,284)	52,935	(28,012)
Income tax benefit	—	—	(6,386)	—	—	(6,386)
Net income (loss)	$(34,398)	$(30,220)	$(17,431)	$(5,284)	$52,935	$(34,398)

Three Months Ended June 30, 2018	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$1,425	$69,595	$13,414	$(2,863)	$81,571
Total costs and expenses	—	(3,776)	(74,911)	(14,485)	2,863	(90,309)
Other loss	—	—	—	—	—	—
Net loss from equity investment in subsidiaries	(15,657)	(12,309)	—	—	27,966	—
Interest expense	(1,359)	(2,087)	(4,404)	(257)	—	(8,107)
Income (loss) from continuing operations before income taxes	(17,016)	(16,747)	(9,720)	(1,328)	27,966	(16,845)
Income tax benefit	—	—	(172)	—	—	(172)
Net income (loss)	$(17,016)	$(16,747)	$(9,892)	$(1,328)	$27,966	$(17,017)

Six Months Ended June 30, 2019	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$3,003	$125,501	$24,200	$(2,740)	$149,964
Total costs and expenses	—	(8,558)	(132,915)	(27,353)	2,740	(166,086)
Other loss	—	—	(1,346)	(2,083)	—	(3,429)
Net loss from equity investment in subsidiaries	(51,753)	(41,283)	—	—	93,036	—
Interest expense	(4,241)	(5,909)	(11,825)	(542)	—	(22,517)
Loss on debt extinguishment	(938)	(1,441)	(6,099)		—	(8,478)
Income (loss) from continuing operations before income taxes	(56,932)	(54,188)	(26,684)	(5,778)	93,036	(50,546)
Income tax benefit	—	—	(6,386)	—	—	(6,386)
Net income (loss)	$(56,932)	$(54,188)	$(33,070)	$(5,778)	$93,036	$(56,932)

Six Months Ended June 30, 2018	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$3,050	$135,384	$26,274	$(5,192)	$159,516
Total costs and expenses	—	(7,086)	(145,824)	(28,562)	5,192	(176,280)
Other loss	—	—	(5,205)	—	—	(5,205)
Net loss from equity investment in subsidiaries	(32,222)	(27,102)	—	—	59,324	—
Interest expense	(2,717)	(4,174)	(7,820)	(509)	—	(15,220)
Income (loss) from continuing operations before income taxes	(34,939)	(35,312)	(23,465)	(2,797)	59,324	(37,189)
Income tax benefit	—	—	2,249	—	—	2,249
Net income (loss)	$(34,939)	$(35,312)	$(21,216)	$(2,797)	$59,324	$(34,940)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2019	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$197	$(21,647)	$28	$(10,150)	$(31,572)
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures, net of proceeds from divestitures and asset sales	—	(173)	(3,216)	(199)	—	(3,588)
Payments to affiliates	(57,500)	—	—	—	57,500	—
Net cash used in investing activities	(57,500)	(173)	(3,216)	(199)	57,500	(3,588)
Cash Flows From Financing Activities:
Cash distributions	—	—	—	—	—	—
Payments from affiliates	—	—	47,350	—	(47,350)	—
Proceeds from issuance of redeemable convertible preferred units, net	57,500	—	—	—	—	57,500
Net borrowings and repayments of debt	—	(24)	39,076	(148)	—	38,904
Other financing activities	—	—	(17,437)	—	—	(17,437)
Net cash used in financing activities	57,500	(24)	68,989	(148)	(47,350)	78,967
Net increase (decrease) in cash and cash equivalents and restricted cash	—	—	44,126	(319)	—	43,807
Cash and cash equivalents and restricted cash— Beginning of period	—	—	16,298	1,849	—	18,147
Cash and cash equivalents and restricted cash— End of period	$—	$—	$60,424	$1,530	$—	$61,954

Six Months Ended June 30, 2018	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$283	$21,981	$31	$(6,891)	$15,404
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures, net of proceeds from divestitures and asset sales	—	(283)	(7,691)	(485)	—	(8,459)
Net cash used in investing activities	—	(283)	(7,691)	(485)	—	(8,459)
Cash Flows From Financing Activities:
Cash distributions	—	—	—	—	—	—
Payments to affiliates	—	—	(6,891)	—	6,891	—
Proceeds from issuance of redeemable convertible preferred units, net	—	—	—	—	—	—
Net borrowings and repayments of debt	—	—	3,984	—	—	3,984
Other financing activities	—	—	(2,771)	—	—	(2,771)
Net cash used in financing activities	—	—	(5,678)	—	6,891	1,213
Net decrease in cash and cash equivalents	—	—	8,612	(454)	—	8,158
Cash and cash equivalents—Beginning of period	—	—	4,216	2,605	—	6,821
Cash and cash equivalents—End of period	$—	$—	$12,828	$2,151	$—	$14,979

16.	SEGMENT INFORMATION

Management operates the Partnership’s in two reportable operating segments: Cemetery Operations and Funeral Home Operations. These operating segments reflect the way the Partnership manages its operations and makes business decisions. Management evaluates the performance of these operating segments based on interments performed, interment rights sold, pre-need cemetery and at-need cemetery contracts written, revenue and segment profit (loss). As a percentage of revenue and assets, the Partnership’s major operations consist of its cemetery operations.

The following tables present financial information with respect to the Partnership’s segments (in thousands). Corporate costs represent those not directly associated with an operating segment, such as corporate overhead, interest expense and income taxes. Corporate assets primarily consist of cash and cash equivalents and restricted cash.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
STATEMENT OF OPERATIONS DATA:
Cemetery Operations:
Revenues	$65,628	$67,680	$123,538	$129,923
Operating costs and expenses	(58,934)	(61,422)	(112,096)	(119,485)
Depreciation and amortization	(1,920)	(2,111)	(3,882)	(4,185)
Segment operating profit	$4,774	$4,147	$7,560	$6,253
Funeral Home Operations:
Revenues	$12,867	$13,891	$26,426	$29,593
Operating costs and expenses	(10,467)	(10,651)	(21,967)	(23,687)
Depreciation and amortization	(598)	(701)	(1,186)	(1,414)
Segment operating profit	$1,802	$2,539	$3,273	$4,492
Reconciliation of segment operating profit to net loss:
Cemetery Operations	$4,774	$4,147	$7,560	$6,253
Funeral Home Operations	1,802	2,539	3,273	4,492
Total segment profit	6,576	6,686	10,833	10,745
Corporate overhead	(13,137)	(15,165)	(26,550)	(26,992)
Corporate depreciation and amortization	(198)	(259)	(405)	(517)
Other losses, net	(3,429)	—	(3,429)	(5,205)
Loss on debt extinguishment	(8,478)	—	(8,478)	—
Interest expense	(9,346)	(8,107)	(22,517)	(15,220)
Income tax benefit (expense)	(6,386)	(172)	(6,386)	2,249
Net loss	$(34,398)	$(17,017)	$(56,932)	$(34,940)

CASH FLOW DATA:
Capital expenditures:
Cemetery Operations	$2,921	$2,974	$3,811	$7,273
Funeral Home Operations	6	175	982	219
Corporate	8	108	45	134
Total capital expenditures	$2,935	$3,257	$4,838	$7,626

	June 30, 2019	December 31, 2018
BALANCE SHEET DATA:
Assets:
Cemetery Operations	$1,542,402	$1,508,667
Funeral Home Operations	143,132	136,064
Corporate	77,281	24,370
Total assets	$1,762,815	$1,669,101
Goodwill:
Cemetery Operations	$24,862	$24,862

17.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

The tables presented below provide supplemental information to the unaudited condensed consolidated statements of cash flows regarding contract origination and maturity activity included in the pertinent captions on the Partnership’s unaudited condensed consolidated statements of cash flows (in thousands):

	Six months ended June 30,
	2019	2018
Accounts Receivable
Pre-need/at-need contract originations (sales on credit)	$(51,323)	$(71,254)
Cash receipts from sales on credit (post-origination)	42,712	72,449
Changes in accounts receivable, net of allowance	$(8,611)	$1,195
Customer Contract Liabilities
Deferrals:
Cash receipts from customer deposits at origination, net of refunds	$72,283	$76,450
Withdrawals of realized income from merchandise trusts during the period	4,596	9,475
Pre-need/at-need contract originations (sales on credit)	51,323	71,254
Undistributed merchandise trust investment earnings, net	7,924	564
Recognition:
Merchandise trust investment income, net withdrawn as of end of period	(4,405)	(4,929)
Recognized maturities of customer contracts collected as of end of period	(93,466)	(91,108)
Recognized maturities of customer contracts uncollected as of end of period	(23,129)	(28,107)
Changes in customer contract liabilities	$15,126	$33,599

18.	SUBSEQUENT EVENTS

Reduction in Workforce

On January 31, 2019, the Partnership announced its profit improvement initiative as part of its ongoing organizational review. This profit improvement initiative was intended to further integrate, streamline and optimize the Partnership’s operations.

As part of this profit improvement initiative, in July 2019, the Partnership undertook a cost reduction initiative, which resulted in a reduction of 171 positions in its workforce, primarily related to its field operations. The Partnership expects to incur charges of $0.8 million for employee separation and other benefit-related costs in connection with this reduction in the third quarter of 2019. Under this profit improvement initiative, separation costs are expensed over the requisite service period, if any.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis presented below provides information to assist in understanding the Partnership’s financial condition and results of operations and should be read in conjunction with the Partnership’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Unless the context otherwise requires, references to “we,” “us,” “our,” “StoneMor,” the “Company,” or the “Partnership” are to StoneMor Partners L.P. and its subsidiaries.

Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, information regarding our operating activities, the plans and objectives of our management and assumptions regarding our future performance and plans are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on management’s expectations and estimates. These statements are neither promises nor guarantees and are made subject to certain risks and uncertainties that could cause actual results to differ materially from the results stated or implied in this Quarterly Report on Form 10-Q. We believe the assumptions underlying the unaudited condensed consolidated financial statements are reasonable.

BUSINESS OVERVIEW

We are a publicly-traded Delaware master-limited partnership ("MLP") and provider of funeral and cemetery products and services in the death care industry in the United States. As of June 30, 2019, we operated 321 cemeteries in 27 states and Puerto Rico, of which 291 were owned and 30 were operated under leases, operating agreements or management agreements. We also owned, operated or managed 90 funeral homes in 17 states and Puerto Rico. We are proposing to convert to a “C” Corporation which, if approved, will be effective during 2019. See Part 1. Item 1. Financial Statements (Unaudited)—Notes to the Unaudited Condensed Consolidated Financial Statements—Note 1 General of this Quarterly Report on Form 10-Q for further information related to the Merger and Reorganization Agreement.

Our revenue is derived from our Cemetery Operations and Funeral Home Operations segments. Our Cemetery Operations segment principally generates revenue from sales of interment rights, cemetery merchandise, which includes markers, bases, vaults, caskets and cremation niches and our cemetery services, which include opening and closing (“O&C”) services, cremation services and fees for the installation of cemetery merchandise. Our Funeral Home Operations segment principally generates revenue from sales of funeral home merchandise, which includes caskets and other funeral related items and service revenues, which include services such as family consultation, the removal of and preparation of remains and the use of funeral home facilities for visitation and prayer services. These sales occur both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Our Funeral Home Operations segment also include revenues related to the sale of term and whole life insurance on an agency basis, in which we earn a commission from the sales of these insurance policies.

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

We also earn investment income on certain payments received from customers on pre-need contracts, which are required by law to be deposited into the merchandise and service trusts. Amounts are withdrawn from the merchandise and service trusts when the Partnership fulfills the performance obligations. Earnings on these trust funds, which are specifically identifiable for each performance obligation, are also included in the total transaction price. For sales of interment rights, a portion of the cash proceeds received are required to be deposited into a perpetual care trust. While the principal balance of the perpetual care trust must remain in the trust in perpetuity, we recognize investment income on such assets as revenue, excluding realized gains and losses from the sale of trust assets. Pre-need contracts are subject to financing arrangements on an installment basis, with a contractual term not to exceed 60 months. Interest income is recognized utilizing the effective interest method. For those contracts that do not bear a market rate of interest, the Partnership imputes such interest based upon the prime rate at the time of origination plus 150 basis points in order to segregate the principal and interest components of the total contract value.

Our revenue depends upon the demand for funeral and cemetery services and merchandise, which can be influenced by a variety of factors, some of which are beyond our control including demographic trends, such as population growth, average age, death rates and number of deaths. Our operating results and cash flows could also be influenced by our ability to remain relevant to the customers. We provide a variety of unique product and service offerings to meet the needs of our customers’

families. The mix of services could influence operating results, as it influences the average revenue per contract. Expense management, which includes controlling salaries, merchandise costs, corporate overhead and other expense categories, could also impact operating results and cash flows. Lastly, economic conditions, legislative and regulatory changes and tax law changes, all of which are beyond our control, could impact our operating results and cash flows.

For further discussion of our key operating metrics, see our Results of Operations and Liquidity and Capital Resources sections below.

RECENT EVENTS

The following are key events and transactions that occurred during 2019 through the date of issuance of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q:

•

Recapitalization Transactions. On June 27, 2019, we closed a $447.5 million recapitalization transaction, consisting of (i) a private placement (the “Preferred Offering”) of $62.5 million of liquidation value of Series A Convertible Preferred Units of the Partnership and (ii) a concurrent private placement of $385.0 million of 9.875%/11.500% Senior Secured PIK Toggle Notes due 2024 (the “Senior Secured Notes”) of the Partnership to certain financial institutions (the “Notes Offering” and together with the Preferred Offering, the “Recapitalization Transactions”). The net proceeds of the Recapitalization Transactions were used to fully repay our outstanding senior notes due in June 2021 and retire the revolving credit facility due in May 2020, as well as for associated transaction expenses, cash collateralization of existing letters of credit and other needs under the former credit facility, with the balance available for general corporate purposes;

•

Board Reconstitution. In connection with the closing of the Recapitalization Transactions, the board of directors of our general partner was reconstituted. Directors Martin R. Lautman, Ph.D., Leo J. Pound, Robert A Sick and Fenton R. Talbott resigned as directors and the authorized number of directors was reduced to seven. Andrew Axelrod, David Miller and Spencer Goldenberg were elected to the board of directors of the General Partner to fill the vacancies created by the resignations. The reconstituted board of directors is comprised of Messrs. Axelrod, Miller and Goldenberg, Robert B. Hellman, Jr., Stephen Negrotti, Patricia Wellenbach and Joseph M. Redling. Mr. Axelrod serves as the chairman of the board of directors of our general partner;

On June 27, 2019, also in connection with the closing of the Recapitalization Transactions, the general partner, StoneMor GP Holdings LLC, a Delaware limited liability company and formerly the sole member of GP (“GP Holdings”) and Axar Special Member LLC, a wholly-owned subsidiary of Axar (“Axar Special Member”), entered into the Third Amended and Restated Limited Liability Company Agreement of the General Partner, pursuant to which the Axar Special Member was admitted as a member with the right to designate three-sevenths of the board of directors of the general partner and through such interest holds a number of control rights;

•	Addition of Executive Officer. On April 15, 2019, Garry P. Herdler became our Senior Vice President and Chief Financial Officer;
•

Reduction in Workforce. On January 31, 2019, we announced a profit improvement initiative as part of our ongoing organizational review. This profit improvement initiative is intended to further integrate, streamline and optimize our operations. As part of this profit improvement initiative, we undertook certain cost reduction initiatives, including a reduction of approximately 216 positions of its workforce, related to corporate functions in Trevose, Pennsylvania as well as our field operations, a streamlining of general and administrative expenses and an optimization of location spend; and

•

Lease accounting standard. Effective January 1, 2019, we adopted the new lease accounting standard as further discussed in Part 1. Item 1. Financial Statements (Unaudited)—Notes to the Unaudited Condensed Consolidated Financial Statements—Note 1 General of this Quarterly Report on Form 10-Q which resulted in an increase in other assets of $15.3 million and increases of $2.2 million and $13.1 million in accounts payable and accrued liabilities and other long-term liabilities, respectively, in the unaudited condensed consolidated balance sheet. The adoption did not have a material impact on our results of operations or cash flows.

GENERAL TRENDS AND OUTLOOK

We expect our business to be affected by key trends in the death care industry, based upon assumptions made by us and information currently available. Death care industry factors affecting our financial position and results of operations include, but are not limited to, demographic trends in terms of population growth, average age, death rates and cremation trends. In addition, we are subject to fluctuations in the fair value of equity and fixed-maturity debt securities held in our trusts. These values can be negatively impacted by contractions in the credit market and overall downturns in economic activity. Our ability to make payments on our debt depends on our success at managing operations with respect to these industry trends. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

Business Strategies

We believe the Recapitalization Transactions demonstrate both strong underlying values of our asset base, as well as confidence in our ability to execute our turnaround plan. We believe the recapitalization of our balance sheet has reset our financial footing and helps position us to execute the following business strategies:

•

Execute on Financial Strategy. The Recapitalization Transactions have significantly extended our debt capital structure with a five-year maturity, which provides us with a meaningful liquidity improvement to execute our turnaround strategy, including the next phase of our performance improvement plans. In April 2019, we announced a turnaround strategy focused on four key goals: cash flow and liquidity, capital structure, strategic balance sheet/portfolio review, and performance improvement from cost reductions and revenue enhancement;

•

Implementation of New Strategic Initiatives. We view our substantial and diverse asset base as a strength, but we have prioritized the ways in which we view our assets. We believe that by tiering operating units by class and contribution, initiating a divestiture plan for “lower tier” assets and prioritizing certain assets over others, we will be able to optimize results in our top tier properties and more efficiently manage our assets. From a portfolio review perspective, we continue to focus our resources on improving our “top tier” assets as we believe they possess the greatest potential for improved profitability. We are also minimizing costs and resources on our “lower-tier” assets to reduce the impact these assets have on profitability of the portfolio. Additionally, we continue to examine our portfolio to determine our strategies for core and non-core assets and evaluate the potential for realizing value through divestitures of non-core assets;

•

Improve Operating Efficiencies. We believe we have identified significant expense reduction opportunities in the next phase of this operational turnaround strategy with additional “4-wall level” operational savings, identified projects and industry benchmarking. In addition, we are focused on improving performance through cost reductions and revenue enhancement and executing on other long and short-term turnaround strategies that will allow us to meet our primary objectives on a continuing basis. The next phase of cost reduction and operational performance improvement opportunities have now been identified with a focus on prioritizing identified opportunities in procurement, sourcing, product hierarchy, field labor efficiencies, shared services and outsourcing. We believe that the execution of these initiatives will result in improved profitability and cash flow across the asset base. In terms of revenue enhancements, we believe we have identified the primary drivers of our sales productivity and pre-need sales issues and, while it is in the early stages, we remain focused on improving retention of sales personnel and optimizing staffing levels across our asset base; and

•

Complete C-Corporation Conversion. The Recapitalization Transactions, together with our cost structure and performance improvement efforts and the contemplated C-Corporation Conversion are important steps to revitalizing our business and positioning us for future success.

RESULTS OF OPERATIONS

We have two distinct reportable segments, Cemetery Operations and Funeral Home Operations, which are supported by corporate costs and expenses.

Cemetery Operations

Overview

We are currently the second largest owner and operator of cemeteries in the United States of America. As of June 30, 2019, we operated 321 cemeteries in 27 states and Puerto Rico. We own 291 of these cemeteries, and we manage or operate the remaining 30 under leases, operating agreements or management agreements. Revenues from our Cemetery Operations segment accounted for approximately 84% and 82% of our total revenues during the three and six months ended June 30, 2019.

Operating Results

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table presents operating results for our Cemetery Operations segment for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
			Variance
	2019	2018	$	%
Interments	$20,995	$20,789	$206	1%
Merchandise	17,315	17,116	199	1%
Services	17,365	17,737	(372)	(2%)
Interest income	1,954	2,418	(464)	(19%)
Investment and other	7,999	9,620	(1,621)	(17%)
Total revenues	65,628	67,680	(2,052)	(3%)
Cost of goods sold	10,843	13,086	(2,243)	(17%)
Cemetery expense	21,636	21,007	629	3%
Selling expense	15,497	17,166	(1,669)	(10%)
General and administrative expense	10,958	10,163	795	8%
Depreciation and amortization	1,920	2,111	(191)	(9%)
Total costs and expenses	60,854	63,533	(2,679)	(4%)
Segment operating profit	$4,774	$4,147	$627	15%

The following table presents supplemental operating data for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
			Variance
SUPPLEMENTAL DATA:	2019	2018	#	%
Interments performed	13,543	14,102	(559)	(4%)
Net interment rights sold (1)
Lots	7,196	8,941	(1,745)	(20%)
Mausoleum crypts (including pre-construction)	342	301	41	14%
Niches	552	430	122	28%
Total net interment rights sold (1)	8,090	9,672	(1,582)	(16%)
Number of pre-need cemetery contracts written	10,066	11,547	(1,481)	(13%)
Number of at-need cemetery contracts written	14,623	15,276	(653)	(4%)
Number of cemetery contracts written	24,689	26,823	(2,134)	(8%)

______________________________

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

Cemetery interments revenues were $21.0 million for the three months ended June 30, 2019, an increase of $0.2 million and 1% from $20.8 million for the three months ended June 30, 2018. The change was due to a decrease in promotional pricing with an impact of $1.0 million, an increase in pre-need mausoleum sales of $0.4 million and a net increase in revenue from various other products totaling $0.2 million. These increases were partially offset by a decrease in pre-need lot sales of $1.4 million resulting primarily from a bulk sale of several hundred lots in the prior year that did not recur in the current period.

Cemetery merchandise revenues were $17.3 million for the three months ended June 30, 2019, an increase of $0.2 million and 1% from $17.1 million for the three months ended June 30, 2018. The change was due to a decrease in promotional pricing with an impact of $0.5 million and a net increase in revenue from pre-need products totaling $0.3 million. These increases were partially offset by a net decrease in revenue from at-need products totaling $0.6 million.

Cemetery services revenues were $17.4 million for the three months ended June 30, 2019, a decrease of $0.4 million and 2% from $17.7 million for the three months ended June 30, 2018. The change was due to net decreases in revenue from pre-need and at-need products of $0.5 million and $0.2 million, respectively. These decreases were partially offset by a reduction in promotional pricing with an impact of $0.3 million.

Interest income was $2.0 million for the three months ended June 30, 2019, a decrease of $0.5 million and 19% from $2.4 million for the three months ended June 30, 2018. The change was primarily due to a decrease in accounts receivable outstanding driven by the accelerated collection of pre-need receivables in 2018 and 2019.

Investment and other income was $8.0 million for the three months ended June 30, 2019, a decrease of $1.6 million and 17% from $9.6 million for the three months ended June 30, 2018. The change was due to a decrease in investment income of $1.4 million primarily due to a return to a normal level of investment activity, and land sales of $0.4 million in the prior period that did not recur in the current period. These decreases were partially offset by a net increase of $0.2 million in various other sources of investment and other income.

Cost of goods sold was $10.8 million for the three months ended June 30, 2019, a decrease of $2.2 million and 17% from $13.1 million for the three months ended June 30, 2018. The change was primarily due to decreased merchandise costs relating to markers and caskets, combined with lower costs on lots.

Cemetery expenses were $21.6 million for the three months ended June 30, 2019, an increase of $0.6 million and 3% from $21.0 million for the three months ended June 30, 2018. The change was due to an increase in landscaping and lawncare expense of $1.5 million combined with an increase in repairs and maintenance of $0.5 million. These increases were partially offset by a decrease in payroll and related taxes of $0.8 million and a net decrease in various other expenses of $0.6 million.

Selling expenses were $15.5 million for the three months ended June 30, 2019, a decrease of $1.7 million and 10% from $17.2 million for the three months ended June 30, 2018. The change was primarily due to a decrease in sales incentive compensation as a result of a decrease in contracts written in the second quarter of 2019, partially offset by a decrease in the deferral of sales incentive compensation.

General and administrative expenses were $11.0 million for the three months ended June 30, 2019, an increase of $0.8 million and 8% from $10.2 million for the three months ended June 30, 2018. The change was due to an increase in payroll and related taxes of $1.2 million associated with the implementation of a general manager operating model, partially offset by a net decrease in various other expenses of $0.4 million.

Depreciation and amortization expenses were $1.9 million for the three months ended June 30, 2019, a decrease of $0.2 million and 9% from $2.1 million for the three months ended June 30, 2018. The change was due to routine depreciation and amortization of the associated asset base.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table presents operating results for our Cemetery Operations segment for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
			Variance
	2019	2018	$	%
Interments	$36,939	$40,414	$(3,475)	(9%)
Merchandise	33,856	33,743	113	0%
Services	33,332	34,228	(896)	(3%)
Interest income	3,776	4,552	(776)	(17%)
Investment and other	15,635	16,986	(1,351)	(8%)
Total revenues	123,538	129,923	(6,385)	(5%)
Cost of goods sold	20,586	26,521	(5,935)	(22%)
Cemetery expense	38,883	38,421	462	1%
Selling expense	30,230	33,422	(3,192)	(10%)
General and administrative expense	22,397	21,121	1,276	6%
Depreciation and amortization	3,882	4,185	(303)	(7%)
Total costs and expenses	115,978	123,670	(7,692)	(6%)
Segment operating profit	$7,560	$6,253	$1,307	21%

The following table presents supplemental operating data for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
			Variance
	2019	2018	#	%
SUPPLEMENTAL DATA:
Interments performed	26,538	28,674	(2,136)	(7%)
Net interment rights sold (1)
Lots	11,681	15,477	(3,796)	(25%)
Mausoleum crypts (including pre-construction)	557	847	(290)	(34%)
Niches	890	859	31	4%
Total net interment rights sold (1)	13,128	17,183	(4,055)	(24%)
Number of pre-need cemetery contracts written	18,500	21,709	(3,209)	(15%)
Number of at-need cemetery contracts written	27,872	30,003	(2,131)	(7%)
Number of cemetery contracts written	46,372	51,712	(5,340)	(10%)

______________________________

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

Cemetery interments revenues were $36.9 million for the six months ended June 30, 2019, a decrease of $3.5 million and 9% from $40.4 million for the six months ended June 30, 2018. The change was due to a decrease in pre-need lots of $3.5 million resulting primarily from bulk sales of several hundred lots in the prior year that did not recur in the current period, combined with a net decrease in other pre-need revenues of $0.8 million, an increase in the cancellation reserve of $0.5 million and a net decrease in at-need revenues of $0.4 million. These decreases were partially offset by a reduction in promotional pricing with an impact of $1.7 million.

Cemetery merchandise revenues were $33.9 million for the six months ended June 30, 2019, an increase of $0.1 million and 0% from $33.7 million for the six months ended June 30, 2018. The change was due to a decrease in promotional pricing with an impact of $0.9 million, partially offset by net decreases in revenue from pre-need and at-need products of $0.3 million and $0.1 million, respectively, combined with an increase in the cancellation reserve contributing $0.4 million.

Cemetery services revenues were $33.3 million for the six months ended June 30, 2019, a decrease of $0.9 million and 3% from $34.2 million for the six months ended June 30, 2018. The change was due to a decrease in at-need openings and closings of $1.4 million, combined with a net decrease in revenue from pre-need services of $0.2 million and an increase in the cancellation reserve contributing $0.2 million. These decreases were partially offset by a decrease in promotional pricing with an impact of $0.5 million and an increase in revenues from the other at-need services of $0.4 million.

Interest income was $3.8 million for the six months ended June 30, 2019, a decrease of $0.8 million and 17% from $4.6 million for the six months ended June 30, 2018. The change was primarily due to a decrease in accounts receivable outstanding driven by the accelerated collection of pre-need receivables in 2018 and 2019.

Investment and other income was $15.6 million for the three months ended June 30, 2019, a decrease of $1.4 million and 8% from $17.0 million for the six months ended June 30, 2018. The change was due to land sales of $0.4 million in the prior period that did not recur in the current period combined with a net decrease of $1.0 million in various other sources of investment and other income.

Cost of goods sold was $20.6 million the six months ended June 30, 2019, a decrease of $5.9 million and 22% from $26.5 million for the six months ended June 30, 2018. The change was primarily due to a decrease in revenues and vault inventory adjustments and impairments of $1.9 million recorded in the first quarter of 2018 that did not recur in the current period. These decreases were combined with decreased merchandise costs relating to markers and caskets and lower costs on lots.

Cemetery expenses were $38.9 million for the six months ended June 30, 2019, an increase of $0.5 million and 1% from $38.4 million for the six months ended June 30, 2018. The change was due to an increase in landscaping and lawncare expense of $1.3 million combined with an increase in repairs and maintenance of $0.7 million. These increases were partially offset by a decrease in payroll and related taxes of $1.5 million.

Selling expenses were $30.2 million for the six months ended June 30, 2019, a decrease of $3.2 million and 10% from $33.4 million for the six months ended June 30, 2018. The change was due to a decrease in sales incentive compensation related to a decrease in contracts written in the current period, partially offset by a decrease in the deferral of sales compensation.

General and administrative expenses were $22.4 million for the six months ended June 30, 2019, an increase of $1.3 million and 6% from $21.1 million for the six months ended June 30, 2018. The change was due to an increase in payroll and related taxes of $2.3 million associated with the implementation of a general manager operating model, partially offset by a decrease in legal fees of $0.7 million and a net decrease in various other expenses of $0.3 million.

Depreciation and amortization expenses were $3.9 million for the six months ended June 30, 2019, a decrease of $0.3 million and 7% from $4.2 million for the six months ended June 30, 2018. The change was due to routine depreciation and amortization of the associated asset base.

Funeral Home Operations

Overview

As of June 30, 2019, we owned, operated or managed 90 funeral homes. These properties are located in 17 states and Puerto Rico. Revenues from Funeral Home Operations accounted for approximately 16% and 18% of our total revenues during the three and six months ended June 30, 2019, respectively.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table presents operating results for our Funeral Home Operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
			Variance
	2019	2018	$	%
Merchandise	$6,073	$6,522	$(449)	(7%)
Services	6,794	7,369	(575)	(8%)
Total revenues	12,867	13,891	(1,024)	(7%)
Merchandise	1,014	1,108	(94)	(8%)
Services	5,459	5,582	(123)	(2%)
Depreciation and amortization	598	701	(103)	(15%)
Other	3,994	3,961	33	1%
Total expenses	11,065	11,352	(287)	(3%)
Segment operating profit	$1,802	$2,539	$(737)	(29%)

Funeral home merchandise revenues were $6.1 million for the three months ended June 30, 2019, a decrease of $0.4 million and 7% from $6.5 million for the three months ended June 30, 2018. The change was primarily due to a decrease in the number of pre-need contracts that matured.

Funeral home services revenues were $6.8 million for the three months ended June 30, 2019, a decrease of $0.6 million and 8% from $7.4 million for the three months ended June 30, 2018. The change was due to a decrease in the number of pre-need contracts that matured with an impact of $0.2 million, a decrease in the number of pre-need insurance contracts written with an impact to commission revenue of $0.2 million and a net decrease in various other funeral home service revenues of $0.2 million.

Funeral home expenses were $11.1 million for the three months ended June 30, 2019, a decrease of $0.3 million and 3% from $11.4 million for the three months ended June 30, 2018. The change was due to savings of $0.6 million achieved with the elimination of the insurance sales group, partially offset by the impact of properties divested since the prior period of $0.2 million combined with a net increase in various other expenses of $0.1 million.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table presents operating results for our Funeral Home Operations for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
			Variance
	2019	2018	$	%
Merchandise	$12,348	$13,951	$(1,603)	(11%)
Services	14,078	15,642	(1,564)	(10%)
Total revenues	26,426	29,593	(3,167)	(11%)
Merchandise	3,331	3,586	(255)	(7%)
Services	11,012	11,100	(88)	(1%)
Depreciation and amortization	1,186	1,414	(228)	(16%)
Other	7,624	9,001	(1,377)	(15%)
Total expenses	23,153	25,101	(1,948)	(8%)
Segment operating profit	$3,273	$4,492	$(1,219)	(27%)

Funeral home merchandise revenues were $12.3 million for the six months ended June 30, 2019, a decrease of $1.6 million and 11% from $14.0 million for the six months ended June 30, 2018. The change was due to a decrease in the number of pre-need contracts that matured with an impact of $0.7 million, a decrease in revenues from at-need casket and vault sales of $0.4 million and a net decrease in revenues from various other products and divestitures of $0.5 million.

Funeral home services revenues were $14.1 million for the six months ended June 30, 2019, a decrease of $1.6 million and 10% from $15.6 million for the six months ended June 30, 2018. The change was due to a net decrease in at-need services of $0.6 million, a decrease in the number of pre-need insurance contracts written with an impact to commission revenue of $0.5 million, a decrease in the number of pre-need contracts that matured with an impact of $0.2 million and a net decrease in revenues from various other products and divestitures of $0.3 million.

Funeral home expenses were $23.2 million for the six months ended June 30, 2019, a decrease of $1.9 million and 8% from $25.1 million for the six months ended June 30, 2018. The change was due to savings of $1.6 million achieved with the elimination of the insurance sales group, a decrease in depreciation and amortization of $0.2 million due to routine depreciation and amortization of the associated asset base and a net decrease in various other expenses of $0.1 million.

Corporate

Operating Results

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Corporate Overhead

We categorize corporate overhead as the following:

•	payroll related to employees operating at the corporate headquarters;
•	professional fees primarily consisting of legal fees, auditing and accounting fees, and fees for other third party service providers;
•	information technology;
•	stock compensation; and
•	expenses to operate the corporate headquarters.

In the current and prior year we incurred a number of expenses that are likely to not recur. They primarily consisted of severance from corporate reductions in force, C-Corporation conversion fees, ASC 606 implementation costs, financial advisory fees, executive placement fees and retention incentives, and are summarized in the following table:

	Three Months Ended June 30,
			Variance
	2019	2018	$	%
Corporate overhead	$13,137	$15,165	$(2,028)	(13%)
Non-recurring adjustments
Severance	512	631	(119)	(19%)
C-Corporation Conversion fees	217	805	(588)	(73%)
Other professional fees	678	1,658	(980)	(59%)
Total non-recurring adjustments	1,407	3,094	(1,687)	(55%)
Corporate overhead, adjusted	$11,730	$12,071	$(341)	(3%)

Corporate overhead expense was $13.1 million for the three months ended June 30, 2019, a decrease of $2.0 million and 13% from $15.2 million for the three months ended June 30, 2018. The change was due to the following:

•	savings in payroll and benefits of $1.3 million resulting primarily from a reduction in workforce earlier in the year;
•

a reduction in professional fees of $1.1 million primarily resulting from completion of the ASC 606 implementation project and fees paid to an interim executive in the prior year that were not incurred in the current period;

•	a decrease of $0.6 million in various other expenses;
•	an increase in legal settlements of $0.5 million; and
•	an increase in stock compensation of $0.5 million.

Corporate Depreciation and Amortization

Depreciation and amortization expense was $0.20 million for the three months ended June 30, 2019, a decrease of $0.06 million and 23% from $0.26 million for the three months ended June 30, 2018. The change was due to routine depreciation and amortization of the associated asset base.

Other Losses, Net

Other losses, net was $3.4 million for the three months ended June 30, 2019 and consisted of a $2.1 loss on the termination of a management agreement and a $1.3 million impairment of cemetery property. For the three months ended June 30, 2018 there were no other gains or losses.

Interest Expense

Interest expense was $9.3 million for the three months ended June 30, 2019, an increase of $1.2 million and 15% from $8.1 million for the three months ended June 30, 2018. The change was due to the following:

•	an increase of $2.2 million related to higher interest and increased borrowings on the revolving credit facilities;
•	an increase of $0.5 million related to the senior notes;
•	an increase of $0.4 million due to increases in deferred financing fees; and
•	a decrease of $1.9 million related to the reversal of the accrued ticking fee under the revolving credit facilities.

Loss on Debt Extinguishment

Loss on debt extinguishment was $8.5 million for the three months ended June 30, 2019. This related to the write-off of deferred financing fees of $6.9 million and original issue discounts of $1.6 million associated with the refinancing of the senior notes and revolving credit facilities. For the three months ended June 30, 2018 there was no loss on debt extinguishment.

Income Tax Benefit (Expense)

Income tax expense was $6.4 million for the three months ended June 30, 2019 compared to $0.2 million for the three months ended June 30, 2018. The deferred tax provision increased in the three months ended June 30, 2019 due to IRC Section 382 limitations created by the Preferred Offering on our ability to use our net operating loss carryovers to offset existing deferred tax liabilities. The income tax expense for the quarter ended June 30, 2018 was primarily driven by taxes on management fee income. Our effective tax rate differs from our statutory tax rate primarily, because our legal entity structure includes different tax filing entities, including partnerships with significant income that are not subject to entity level income taxes.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Corporate Overhead

The following table summarizes our corporate overhead by expense category for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
			Variance
	2019	2018	$	%
Corporate overhead	$26,550	$26,992	$(442)	(2%)
Non-recurring adjustments
Severance	1,073	1,143	(70)	(6%)
C-Corporation Conversion fees	534	1,019	(485)	(48%)
Other professional fees	2,939	2,581	358	14%
Total non-recurring adjustments	4,546	4,743	(197)	(4%)
Corporate overhead, adjusted	$22,004	$22,249	$(245)	(1%)

Corporate overhead expense was $26.6 million for the six months ended June 30, 2019, a decrease of $0.4 million and 2% from $27.0 million for the six months ended June 30, 2018. The change was due to the following:

•	savings in payroll and benefits of $1.7 million resulting from a reduction in workforce earlier in the year;
•	a decrease of $1.0 million in various other expenses, with the largest being recruiting and telecommunications;
•

an increase in professional fees of $0.7 million primarily resulting from fees paid to a financial advisor and fees paid related to the potential C-Corporation Conversion, partially offset by fees paid to an interim executive in the prior year that were not incurred in the current period and completion of the ASC 606 implementation project;

•	an increase in stock compensation expense of $0.7 million; and
•	an increase in legal settlements of $0.9 million.

Corporate Depreciation and Amortization

Depreciation and amortization expense was $0.41 million for the six months ended June 30, 2019, a decrease of $0.11 million and 21% from $0.52 million for the six months ended June 30, 2018. The change was due to routine depreciation and amortization of the associated asset base.

Other Losses, Net

Other losses, net was $3.4 million for the six months ended June 30, 2019, a decrease of $1.8 million and 34% from $5.2 million for the six months ended June 30, 2018. Other losses, net for the six months ended June 30, 2019 consisted of a $2.1 loss on the termination of a management agreement and a $1.3 million impairment of cemetery property. Other losses, net for the six months ended June 30, 2018 consisted primarily of losses related to damaged merchandise of approximately $5.0 million.

Interest Expense

Interest expense was $22.5 million for the six months ended June 30, 2019, an increase of $7.3 million and 48% from $15.2 million for the six months ended June 30, 2018. The change was due to the following:

•	an increase of $3.7 million due to increases in, and write-off of, deferred financing fees;
•	an increase of $3.1 million related to higher interest and increased borrowings on the revolving credit facilities; and
•	an increase of $0.5 million related to the senior notes.

Loss on Debt Extinguishment

Loss on debt extinguishment was $8.5 million for the six months ended June 30, 2019. This related to the write-off of deferred financing fees of $6.9 million and original issue discounts of $1.6 million associated with the refinancing of the senior notes and revolving credit facilities. For the six months ended June 30, 2018 there was no loss on debt extinguishment.

Income Tax Expense

Income tax expense was $6.4 million for the six months ended June 30, 2019 compared to $2.2 million income tax benefit for the six months ended June 30, 2018. The deferred tax provision increased in the three months ended June 30, 2019 due to IRC Section 382 limitations created by the Preferred Offering on our ability to use our net operating loss carryovers to offset existing deferred tax liabilities. The benefit for the six months ended June 30, 2018 was primarily driven by changes in the Tax Act with allowed the Partnership to use post December 31, 2017 net operating losses against long life deferred tax liabilities. Our effective tax rate differs from our statutory tax rate primarily, because our legal entity structure includes different tax filing entities, including partnerships with significant income that are not subject to entity level income taxes.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are cash generated from operations and the remaining balance of the proceeds from the sale of the Senior Secured Notes. As a MLP, our primary cash requirements, in addition to normal operating expenses, are for capital expenditures, net contributions to the merchandise and perpetual care trust funds, debt service and cash distributions. In general, as part of our operating strategy, we expect to fund:

•

working capital deficits through available cash, including the remaining balance of the proceeds from the sale of the Senior Secured Notes, cash generated from operations and sales of underperforming properties;

•

expansion capital expenditures, net contributions to the merchandise and perpetual care trust funds and debt service obligations through available cash, cash generated from operations or asset sales. Amounts contributed to the merchandise trust funds will be withdrawn at the time of the delivery of the product or service sold to which the contribution, which will reduce the amount of additional borrowings or asset sales needed; and

•

any cash distributions we are permitted and determine to pay in accordance with our partnership agreement and maintenance capital expenditures through available cash and cash flows from operating activities.

While we rely heavily on our available cash and cash flows from operating activities to execute our operational strategy and meet our financial commitments and other short-term financial needs, we cannot be certain that sufficient capital will be generated through operations or be available to us to the extent required and on acceptable terms. We have experienced negative financial trends, including use of cash in operating activities, which, when considered in the aggregate, raise substantial doubt about the Partnership’s ability to continue as a going concern. These negative financial trends include:

•

we have continued to incur net losses for the three and six months ended June 30, 2019 and have an accumulated deficit and negative cash flow from operating activities as of June 30, 2019, due to an increased competitive environment, increased expenses due to the proposed C-Corporation Conversion and increases in professional fees and compliance costs; and

•

a decline in billings coupled with the increase in professional, compliance and consulting expenses tightened our liquidity position and increased reliance on long-term financial obligations, which, in turn, eliminated our ability to pay distributions.

During 2018 and 2019, we implemented (and will continue to implement) various actions to improve profitability and cash flows to fund operations. A summary of these actions is as follows:

•

sold an aggregate of 52,083,333 of the Partnership’s preferred units, representing limited partner interests in the Partnership, for an aggregate purchase price of $57.5 million and completed a private placement of $385.0 million of the Senior Secured Notes. The net proceeds of both transactions were used to fully repay the then-outstanding senior notes due in June 2021 and retire our revolving credit facility due in May 2020;

•	continue to manage recurring operating expenses and seek to limit non-recurring operating expenses over the next twelve-month period; and
•	identify and complete sales of certain assets and businesses to provide supplemental liquidity.

Based on our forecasted operating performance, planned actions to improve profitability, cash flows and projected plans to file financial statements on a timely basis consistent with the debt covenants, we do not believe it is probable that we will breach the covenants under the Indenture for the next twelve-month period. However, there is no certainty that our actual operating performance and cash flows will not be substantially different from forecasted results, and no certainty we will not need amendments to the Indenture in the future. Factors that could impact the significant assumptions used by us in assessing our ability to satisfy its financial covenants include the following:

•	operating performance not meeting reasonably expected forecasts;
•	failing to generate profitable sales;
•	investments in the Partnership's trust funds experiencing significant declines due to factors outside our control;
•	being unable to compete successfully with other cemeteries and funeral homes in our markets;
•	the number of deaths in our markets declining; and
•	the mix of funeral and cemetery revenues between burials and cremations.

If our planned, implemented and not yet implemented actions are not completed or implemented and cash savings are not realized, or we fail to improve our operating performance and cash flows or we are not able to comply with the covenants under the Indenture, we may be forced to limit our business activities, limit our ability to implement further modifications to our operations or limit the effectiveness of some actions that are included in our forecasts, amend the Indenture and/or seek other sources of capital, and we may be unable to continue as a going concern. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business. Given our level of cash and cash equivalents, to preserve capital resources and liquidity, the Board of Directors of the General Partner concluded that it was not in the best interest of unitholders to pay distributions to unitholders after the first quarter of 2017. In addition, the Indenture effectively prohibits the Partnership from making distributions to unitholders. Any of these events may have a material adverse effect on our results of operations and financial condition. Our ability to meet our obligations at June 30, 2019, and to continue as a going concern, is dependent upon achieving the action plans noted above. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019 were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments, if any, that would be necessary should we be required to liquidate its assets.

Goodwill

The Partnership’s goodwill balance was $24.9 million at June 30, 2019 and December 31, 2018, which management determined was lower than the associated reporting unit’s fair value. The Partnership continues to experience unfavorable operating results and is monitoring the impact that these unfavorable operating results could have on the conclusion that its goodwill is not impaired. It is possible that continued negative operating trends could change the Partnership’s conclusion regarding whether or not goodwill is impaired.

Cash Flows

The following table summarizes our unaudited condensed consolidated statements of cash flows by class of activities in thousands:

	Six Months Ended June 30,
	2019	2018
Net cash (used in) provided by operating activities	$(31,572)	$15,404
Net cash used in investing activities	(3,588)	(8,459)
Net cash provided by financing activities	78,967	1,213

Significant sources and uses of cash during the six months ended June 30, 2019 and 2018

Operating Activities

Net cash used in operations was $31.6 million for the six months ended June 30, 2019 compared to $15.4 million of net cash provided by operations during the six months ended June 30, 2018. The increase in cash outflows of $47.0 million was primarily due to the following:

•

Change in cash from accounts payable and accrued liabilities – $13.2 million: We aggressively managed our working capital in 2018 to maximize cash flows. Upon completion of the Recapitalization Transaction, we made a significant paydown on our payables.

•	Cash interest – $4.1 million: Cash interest increased as we incurred more debt from the amended credit facility which had higher debt service costs.
•

Impact of early payoff – $7.7 million: In order to improve the liquidity profile of the business in 2018, we ran an early payoff program. The early payoff program offered customers with outstanding pre-need receivable contracts the opportunity to pre-pay their outstanding balance at a 15% discount. This resulted in $7.7 million of net cash flow in the first half of 2018.

•

Merchandise trust distributions – $5.0 million: We distributed $5.0 million of excess income in our merchandise trust in the first half of 2018. This distribution was viewed as non-recurring in nature.

•

Contraction in sales production, non-recurring expenses and other working capital items – $17.0 million: Our cash flow profile was further impacted by the continued decline in sales production, incurrence of non-recurring expenses and the impact of other working capital items.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was $3.6 million as compared to $8.5 million in the comparable 2018 period. The cash used in investing activities for the six months ended June 30, 2019 was primarily attributable to capital expenditures of $4.8 million for purchases of property, plant and equipment, offset by proceeds from the termination of one of our management agreements of $1.3 million. Net cash used in investing activities during the six months ended June 30, 2018 consisted of $7.6 million used for capital expenditures and $0.8 million used for acquisitions.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 increased $77.8 million from the six months ended June 30, 2018 to $79.0 million, primarily due to net proceeds of $406.1 million and $57.5 million from the issuance of the Senior Secured Notes and the Preferred Offering, respectively, which were both related to our comprehensive recapitalization, as described in Note 8 Long-Term Debt and Note 9 Redeemable Convertible Preferred Units and Partners’ Deficit of the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. These investing proceeds were offset by the repayment in full of the prior senior notes and revolving credit facilities of $366.5 million, the payment of $17.4 million in financing costs related to the debt refinancing and debt amendments and principal payments of $0.7 million for our finance leases. Net cash provided by financing activities during the six months ended June 30, 2018 consisted primarily of $4.0 million of net proceeds from borrowings, partially offset by $2.8 million of financing costs.

The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Maintenance capital expenditures	$81	$1,113	$1,093	$2,157
Expansion capital expenditures	2,854	2,144	3,745	5,469
Total capital expenditures	$2,935	$3,257	$4,838	$7,626

Contractual Obligations

In the normal course of business, we enter into various contractual and contingent obligations that impact or could impact our liquidity. The table below contains the significant changes from the Contractual Obligations disclosed in our Annual Report filed on Form 10-K filed on April 3, 2019. The changes are reflective of the refinancing of our senior notes and the issuance of our Senior Secured Notes (in thousands):

	Total	2019	2020-2022	2023-2025	2026+
Contractual Obligations:
Debt(1)	$714,744	$22,994	$145,538	$546,212	$—
Total	$714,744	$22,994	$145,538	$546,212	$—

(1)

Represents the interest payable and par value of our Senior Secured Notes (as defined herein) due and does not include the unamortized debt discounts of $14.3 million at June 30, 2019. This table assumes that we pay the fixed rate of 7.50% per annum in cash plus the fixed rate of 4.00% per annum payable in kind through January 30, 2022 and that current principal amounts outstanding under the Senior Secured Notes are not repaid until the maturity date of June 30, 2024.

Long-Term Debt and Redeemable Convertible Preferred Units

Senior Secured Notes

On June 27, 2019, StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc. and, collectively with the Partnership, certain direct and indirect subsidiaries of the Partnership, the initial purchasers party thereto and Wilmington Trust, National Association, as trustee and as collateral agent, entered into an indenture with respect to the 9.875%/11.500% Senior Secured PIK Toggle Notes due 2024.

For further detail on our Senior Secured PIK Toggle Notes due 2024, see Note 8 Long-Term Debt of Part I, Item 1. Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q.

Redeemable Convertible Preferred Units

On June 27, 2019, funds and accounts affiliated with Axar Capital Management LP and certain other investors (individually a “Purchaser” and collectively the “Purchasers”) and the Partnership entered into the Series A Preferred Unit Purchase Agreement (the “Series A Purchase Agreement”) pursuant to which the Partnership sold to the Purchasers an aggregate of 52,083,333 of the Partnership’s Series A Preferred Units (the “Preferred Units”) representing limited partner interests in the Partnership with certain rights, preferences and privileges as are set forth in the Partnership’s Third Amended and Restated Agreement of Limited Partnership dated as of June 27, 2019. The purchase price for the Preferred Units sold pursuant to the Series A Purchase Agreement (the “Purchased Units”) was $1.1040 per Purchased Unit, reflecting an 8% discount to the liquidation preference of each Preferred Unit, for an aggregate purchase price of $57.5 million. The terms of the sale of the Purchased Units were determined based on arms-length negotiations between the General Partner and Axar.

For further detail on our Redeemable Convertible Preferred Units, see Note 9 Redeemable Convertible Preferred Stock of Part I, Item 1. Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q.

Surety Bonds

We have entered into arrangements with certain surety companies, whereby such companies agree to issue surety bonds on our behalf as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support our pre-need sales activities.

When selling pre-need contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. If we were not able to renew or replace any such surety bond, we would be required to fund the trust only for the portion of the applicable pre-need contracts for which we have received payments from the customers, less any applicable retainage, in accordance with state law. We have provided cash collateral to secure these surety bond obligations and may be required to provide additional cash collateral in the future under certain circumstances.

For the six months ended June 30, 2019 and 2018, we had $57.7 million and $57.6 million, respectively, of cash receipts from sales attributable to related bond contracts. These amounts do not consider reductions associated with taxes, obtaining costs or other costs.

Surety bond premiums are paid annually and the bonds are automatically renewable until maturity of the underlying pre-need contracts, unless we are given prior notice of cancellation. Except for cemetery pre-construction bonds (which are irrevocable), the surety companies generally have the right to cancel the surety bonds at any time with appropriate notice. In the event a surety company were to cancel the surety bond, we are required to obtain replacement surety assurance from another surety company or fund a trust for an amount generally less than the posted bond amount. We do not expect that we will be required to fund material future amounts related to these surety bonds due to a lack of surety capacity or surety company non-performance.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our unaudited condensed consolidated financial statements and related notes included within Part I, Item 1. Financial Statements (unaudited) in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and disclosure of contingent assets and liabilities that arose during the reporting period and through the date our financial statements are filed with the SEC. Although we base our estimates on historical experience and various other assumptions we believe to be reasonable, actual results may differ from these estimates.

A critical accounting estimate or policy is one that requires a high level of subjective judgement by management and could have a material impact to our financial position, results of operations or cash flows if actuals vary significantly from our estimates.

There have been no significant changes to the critical accounting policies and estimates identified in our 2018 annual report on Form 10-K, as described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in that report.

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

The trusts are invested in assets with the primary objective of maximizing income and distributable cash flow for trust distributions, while maintaining an acceptable level of risk. Certain asset classes in which the Partnership invests for the purpose of maximizing yield are subject to an increased market risk. This increased market risk will create volatility in the unrealized gains and losses of the trust assets from period to period.

INTEREST-BEARING INVESTMENTS

Our fixed-income securities subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of June 30, 2019, the fair value of fixed-income securities in our merchandise trusts and perpetual care trusts represented 0.2% and 0.8%, of the fair value of total trust assets, respectively. The aggregate of the quoted fair value of these fixed-income securities was $1.1 million and $2.9 million in the merchandise trusts and perpetual care trusts, respectively, as of June 30, 2019. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these fixed-income securities would change the fair market value of the assets in both our merchandise trusts and perpetual care trusts by less than $0.1 million based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized. Our money market and other short-term investments subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of June 30, 2019, the fair value of money market and short-term investments in our merchandise trusts and perpetual care trusts represented 3.1% and 1.9%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair value of these money market and short-term investments was $16.2 million and $6.6 million in the merchandise trusts and perpetual care trusts, respectively, as of June 30, 2019. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these money market and short-term investments would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $0.2 million and $0.1 million, respectively, based on discounted expected future cash flows.

MARKETABLE EQUITY SECURITIES

Our marketable equity securities subject to market risk consist primarily of certain investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open-ended mutual funds. As of June 30, 2019, the fair value of marketable equity securities in our merchandise trusts and perpetual care trusts represented 3.0% and 5.0%, of the fair value of total trust assets, respectively. The aggregate of the quoted fair market value of these individual equity securities was $15.5 million and $17.3 million in our merchandise trusts and perpetual care trusts, respectively, as of June 30, 2019, based on final quoted sales prices. Holding all other variables constant, a hypothetical 10% change in variable interest rates of the equity securities would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $1.6 million and $1.7 million, respectively, based on discounted expected future cash flows. As of June 30, 2019, the fair value of marketable closed and open-ended mutual funds in our merchandise trusts represented 46.1% of the fair value of total merchandise trust assets, 77.6% of which pertained to fixed-income mutual funds. As of June 30, 2019, the fair value of marketable closed and open-ended mutual funds in our perpetual care trusts represented 37.6% of total perpetual care trust assets, 85.0% of which pertained to fixed-income mutual funds. The aggregate of the quoted fair market value of these closed and open-ended mutual funds was $239.2 million and $129.1 million in the merchandise trusts and perpetual care trusts, respectively, as of June 30, 2019, based on final quoted sales prices, of which $185.6 million and $109.8 million, respectively, pertained to fixed-income mutual funds. Holding all other variables constant, a hypothetical 10% change in the average market prices of the closed and open-ended mutual funds would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $23.9 million and $12.9 million, respectively, based on discounted expected future cash flows.

OTHER INVESTMENT FUNDS

Other investment funds are measured at fair value using the net asset value per share practical expedient. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from one to eight years with three potential one year extensions at the discretion of the funds’ general partners. This asset class has an inherent valuation risk as the values provided by investment fund managers may not represent the liquidation values obtained by the trusts upon redemption or liquidation of the fund assets. As of June 30, 2019, the fair value of other investment funds in our merchandise trusts and perpetual care trusts represented 44.2% and 54.6%, respectively, of the fair value of total trust assets. The fair market value of the holdings in these funds was $229.5 million and $187.4 million in our merchandise trusts and perpetual care trusts, respectively, as of June 30, 2019, based on net asset value quotes.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Partnership maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the CEO and CFO, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2019. Based on such evaluation, our CEO and CFO concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

The Partnership did not design and maintain effective internal controls over financial reporting related to control environment, control activities and monitoring based on the criteria established in the Committee of Sponsoring Organization Internal Control Integrated Framework including more specifically:

•

Management did not implement effective oversight to support deployment of control activities due to (a) failure to establish clear accountability for the performance of internal control over financial reporting responsibilities in certain areas important to financial reporting and (b) failure to prioritize and implement related corrective actions in a timely manner.

•

Management did not maintain effective controls over sales contract origination occurring at its site locations.  Specifically, there was no subsequent review of contract entry and no approved master pricing listing. In addition, there was no oversight monitoring at its corporate office related to cancelations and timely and accurate servicing for correct revenue recognition.

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

The Partnership’s controls applicable to establishment, periodic review for ongoing relevance and consistent application of material accounting policies in conformity with generally accepted accounting principles (“GAAP”) including (i) revenue recognition and (ii) insurance-related assets and liabilities were not designed appropriately and thus failed to operate effectively. More specifically:

•

Management did not have effective segregation of duties, review and monitoring controls over revenue recognition with respect to the Accounting Standards Codification 606, Revenues from Contracts with Customers, transition adjustment and subsequent calculations at a sufficient level of precision to timely detect misstatements in the related income statement and balance sheet account.

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

Notwithstanding these material weaknesses, based on the additional analysis and other post-closing procedures performed, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position and cash flows for the periods presented in conformity with GAAP.

STATUS OF REMEDIATION OF MATERIAL WEAKNESSES

While we continue to make improvements to our internal control over financial reporting related to the material weaknesses described above, material weaknesses continue to exist, and we believe that the material weaknesses referenced above accurately reflect the material weaknesses in our internal control over financial reporting as of June 30, 2019. Management, with oversight from our Audit Committee, has identified and begun executing actions that we believe will remediate the material weaknesses described above once fully implemented and operating for a sufficient period of time, and we will continue to devote significant time and attention, including internal and external resources, to these remedial efforts.

We will test the ongoing operating effectiveness of the new remedial controls subsequent to implementation and consider the material weaknesses remediated after the applicable remedial controls operate effectively for a sufficient period of time.

Refer to our Annual Report on Form 10-K as of December 31, 2018 for further details on the remediation efforts.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal quarter ended June 30, 2019, we continued to make improvements to our internal control over financial reporting with respect to material weaknesses that had been present at that time, and those remediation efforts remain ongoing. Other than as described above and in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, there were no changes in our internal control over financial reporting as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Effective January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The adoption of this standard and subsequently-issued related ASUs resulted in the recording of operating lease right-of-use assets and operating lease liabilities on our unaudited condensed consolidated balance sheet on January 1, 2019, with no material impact to our unaudited condensed consolidated statements of operations or statements of cash flows on January 1, 2019. In connection with the adoption of these standards, we implemented internal controls to ensure that we properly evaluate our contracts for applicability under ASU 2016-09 and properly apply ASU 2016-02 and subsequently-issued related ASUs in the accounting for and reporting of all our qualifying leases.

Other than as described above and in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, there were no changes in our internal control over financial reporting as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding our significant pending administrative and judicial proceedings involving regulatory, operating, transactional, environmental, and other matters, see Part 1. Item 1. Financial Statements (Unaudited)—Notes to the Unaudited Condensed Consolidated Financial Statements—Note 11 Commitments and Contingencies of this Quarterly Report on Form 10-Q.

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

In addition to the risk factors set forth below, we remain subject to the risk factors disclosed in Part I, Item 1A. Risk Factors of our 2018 Annual Report on Form 10-K, which are incorporated by reference herein.

Our turnaround strategy may cause a disruption in operations and may not be successful.

In April 2019, we outlined and began implementing a turnaround strategy to return to profitability, which is focused on four key goals: cash flow and liquidity, capital structure, strategic balance sheet/portfolio review and performance improvement from cost reductions and revenue enhancement. The turnaround strategy may negatively impact our operations, which could include disruptions from the realignment of operational functions within the home office, sales of selected properties, changes in the administrative reporting structure and changes in our product assortments or marketing strategies. These changes could adversely affect our business operations and financial results. The impact of these disruptions may be material. These changes could also decrease the cash we have available to fund ongoing liquidity and working capital requirements, and we may experience periods of limited liquidity. In addition, we are currently not generating sufficient cash flow to cover the interest payments on our debt and meet our operating liquidity needs. If our turnaround strategy is not successful, takes longer than initially projected or is not executed effectively, our business operations, financial results, liquidity and cash flow will be adversely affected. Furthermore, no assurances can be given that our turnaround strategy, even if implemented properly, will result in a return to profitability.

We are under leadership of a new Board of Directors, who collectively have a limited operating history with the Partnership.

In connection with the Recapitalization Transactions, the Board of Directors of StoneMor GP LLC (the “general partner”) was reconstituted. Directors Martin R. Lautman, Ph.D., Leo J. Pound, Robert A Sick and Fenton R. Talbott resigned as directors and, pursuant to the Amended and Restated Limited Liability Company Agreement of the general partner, the authorized number of directors was reduced to seven. Andrew Axelrod, David Miller and Spencer Goldenberg were elected to the board of directors of the general partner to fill the vacancies created by the resignations. The reconstituted board of directors is comprised of Messrs. Axelrod, Miller and Goldenberg, Robert Hellman, Stephen Negrotti, Patricia Wellenbach and Joe Redling. Certain of our new board members have limited experience with our management team and our business. The ability of our new directors to quickly understand our business plans, operations and turnaround strategies will be critical to their ability to make informed and effective decisions about our strategy and operations, particularly given the competitive environment in which our businesses operate.

Our level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

Our indebtedness requires significant interest and principal payments. As of June 30, 2019, we had $386.0 million of total debt (excluding debt issuance costs, debt discounts and capital lease obligations), consisting of $385.0 million of Senior Secured PIK Toggle Notes and $1.0 million of financed vehicles. The Issuers are to pay quarterly interest at either a fixed rate of 9.875% per annum in cash or, at their periodic option through January 30, 2022, a fixed rate of 7.50% per annum in cash plus a fixed rate of 4.00% per annum payable in kind. The Senior Secured Notes will require cash interest payments at 9.875% for all interest periods after January 30, 2022.

Our and our subsidiaries’ level of indebtedness could have important consequences to us, including:

•

continuing to require us and certain of our subsidiaries to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, thereby reducing the funds available for operations and any future business opportunities;

•	limiting flexibility in planning for, or reacting to, changes in our business or the industry in which we operate;
•	placing us at a competitive disadvantage compared to our competitors that have less indebtedness;
•	increasing our vulnerability to adverse general economic or industry conditions; and
•	limiting our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements and increasing our cost of borrowing.

In addition, the Indenture prohibits us from incurring additional debt or liens for working capital expenditures, acquisitions or other purposes (subject to very limited exceptions), requires us to maintain a minimum liquidity level on a rolling ten business day basis and requires us to meet minimum interest and asset coverage ratios as of the end of each fiscal quarter. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to repay our indebtedness and comply with the restrictive and financial maintenance covenants will be dependent on, among other things, the successful execution of our turnaround strategy. If we require additional capacity under the restrictive covenants to successfully execute our turnaround strategy or if we are unable to comply with the financial maintenance covenants, we will need to seek an amendment from a majority of the holders of the Senior Secured Notes. No assurances can be given that we will be successful in obtaining such an amendment and any failure to obtain such an amendment will have a material adverse effect on our business operations and our financial results.

Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital or the expansion of our operations. If we are not able to repay or refinance our debt as it becomes due, we may be forced to take certain actions, including reducing spending on day-to-day operations, reducing future financing for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in our industry could be impaired. The trustee or holders of our debt could also accelerate amounts due in the event that we default, which could potentially trigger a default or acceleration of the maturity of our other debt, including the notes.

Additionally, our leverage could put us at a competitive disadvantage compared to our competitors that are less leveraged. These competitors could have greater financial flexibility to pursue strategic acquisitions and secure additional financing for their operations. Our leverage could also impede our ability to withstand downturns in our industry or the economy in general.

We have a history of operating losses and may not achieve or maintain profitability and positive cash flow.

We have incurred negative cash flows from operations and net losses for several years and have an accumulated deficit as of June 30, 2019, due to an increased competitive environment, increased expenses due to the proposed C-Corporation Conversion and increases in professional fees and compliance costs. To the extent that we continue to have negative operating cash flow in future periods, we may not have sufficient liquidity and we may not be able to successfully implement our turnaround strategy. We cannot predict if or when we will operate profitably and generate positive cash flows.

The prohibition on incurring additional debt in the Indenture for the Senior Secured Notes, as well as future operating results, may require us to issue additional equity securities to finance our working capital and capital expenditure needs. Any such equity issuance may be at a price less than the then-current market price, which would result in dilution to your interest in the Partnership.

The Indenture prohibits us from incurring additional debt, including to fund working capital and capital expenditures, subject to very limited exceptions. This prohibition may require us to issue additional equity securities, which may be in the form of additional preferred units or common units, in order to provide us with sufficient cash to fund our working capital, liquidity and capital expenditure needs. There can be no assurance as to the price and terms on which such equity securities may be issued, and your equity interest in the Partnership may be materially diluted. Furthermore, there can be no assurances that we will be able to issue additional equity on any terms, in which case we may not have sufficient cash to fund our working capital, liquidity and capital expenditure needs and we may be unable to comply with one or more of the financial maintenance covenants in the Indenture for the Senior Secured Notes.

Restrictions in the Indenture for the Senior Secured Notes prohibit us from making distributions to you.

The Indenture prohibits us from making distributions to you. As a result, a return on any common units an investor may purchase may only be achieved if our common units trade at a premium to the price paid to acquire such common units.

We must comply with covenants in the Indenture for the Senior Secured Notes. Failure to comply with these covenants, which may result from events that are not within our control, may result in an Event of Default under the Indenture, which would have a material adverse effect on the business and financial condition of the Partnership and on the trading price of our common units.

The operating and financial restrictions and covenants in the Indenture for the Senior Secured Notes restrict our ability to finance future operations or capital needs, including working capital and other liquidity, or to expand or pursue our business activities. For example, the Indenture requires us to comply with various affirmative covenants regarding, among other matters, maintenance and investment of trust funds and trust accounts into which certain sales proceeds are required by law to be deposited, minimum liquidity and other covenants. The Indenture also includes other restrictive and financial maintenance covenants including, but not limited to:

•	covenants that, subject to certain exceptions, limit our ability to:
▪	incur additional indebtedness, including entering into a working capital facility;
▪	grant liens;
▪	engage in certain sale/leaseback, merger, consolidation or asset sale transactions;
▪	make certain investments;
▪	pay dividends or make distributions;
▪	engage in affiliate transactions;
▪	amend our organizational documents;
▪	make capital expenditures; and
•	covenants that require us to maintain:
▪	a minimum liquidity level on a rolling ten business day basis;
▪	a minimum interest coverage ratio on a trailing twelve month basis as of each fiscal quarter end; and
▪	a minimum asset coverage ratio as of each fiscal quarter end.

The Indenture also provides for certain events of default, the occurrence and continuation of which could, subject to certain conditions, cause all amounts owing under the Senior Secured Notes to become due and payable, including but not limited to the following:

•	our failure to pay any interest on any senior secured note when it becomes due and payable that remains uncured for five business days;
•	our failure to pay the principal on any of the senior secured notes when it becomes due and payable, whether at the due date thereof, at a date fixed for redemption, by acceleration or otherwise;
•

our failure to comply with the agreements and covenants relating to maintenance of our legal existence, providing notice of any default or event of default or use of proceeds from the sale of the Senior Secured Notes or any of the restrictive or financial maintenance covenants in the Indenture;

•

our failure to comply with any other agreements or covenants contained in the Indenture or certain other agreements executed in connection with the Indenture that remains uncured for a period of 15 days after the earlier of written notice and request for cure from the Trustee or holders of at least 25% of the aggregate principal amount of the Senior Secured Notes;

•	the acceleration of, or the failure, to pay at final maturity indebtedness (other than the Senior Secured Notes) in a principal amount exceeding $5.0 million;
•	the occurrence of a Change in Control (as defined in the Indenture);
•	certain bankruptcy or insolvency proceedings involving an Issuer or any subsidiary;
•	the C-Corporation Conversion shall not have occurred on or before March 31, 2020 and such default remains uncured for a period of five business days; and
•

failure by the Partnership or any subsidiary to maintain one or more licenses, permits or similar approvals for the conduct of its business where the sum of the revenue associated therewith represents the lesser of (i) 15% of the Partnership’s and its subsidiaries’ consolidated revenue and (ii) $30.0 million, and such breach is not cured within 30 days.

At the option of holders holding a majority of the outstanding principal amount of the Senior Secured Notes (and automatically upon any default for failure to pay principal of the Senior Secured Notes when due and payable or certain bankruptcy or insolvency proceedings involving an Issuer), the interest rate on the senior secured notes will increase to 13.50% per annum, payable in cash.

Our ability to comply with the covenants and restrictions contained in the Indenture may be affected by events beyond our control, including prevailing economic, financial and industry conditions. As a result of changes in market or other economic conditions, our ability to comply with these covenants may be impaired.

If we violate any of the restrictions, covenants, ratios or tests in our Indenture, or fail to pay amounts thereunder when due, the trustee or the holders of at least 25% of the outstanding principal amount of our Senior Secured Notes will be able to accelerate the maturity of all amounts due under the Senior Secured Notes, cause cross-default and demand repayment of amounts outstanding. We might not have, or be able to obtain, sufficient funds to make these accelerated payments, and the failure to make such payments would have a material adverse effect on our business operations and our financial results. Additionally, any subsequent replacement of our debt obligations or any new indebtedness could have similar or greater restrictions.

Our merchandise and perpetual care trust funds own investments in equity securities, fixed income securities and mutual funds, which are affected by financial market conditions that are beyond our control.

Pursuant to state law, a portion of the proceeds from pre-need sales of merchandise and services is put into merchandise trusts until such time that the Partnership meets the requirements for releasing trust principal, which is generally delivery of merchandise or performance of services. In addition, the Indenture for the Senior Secured Notes also provides certain limitations on how the assets in the merchandise trusts may be invested. Generally, a majority of the investment earnings generated by the assets in the merchandise trusts, including realized gains and losses, are deferred until the associated merchandise is delivered or the services are performed.

Also, pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. The perpetual care trust principal does not belong to the Partnership and must remain in this trust in perpetuity while interest and dividends may be released and used to defray cemetery maintenance costs.

We have hired an outside managers to manage these trust’s assets. There is no guarantee these managers will achieve their objectives and deliver adequate returns, and their investment choices may result in losses. In addition our returns on these investments are affected by financial market conditions that are beyond our control. If the investments in our trust funds experience significant declines, there could be insufficient funds in the trusts to cover the costs of delivering services and merchandise. Pursuant to state law, we may be required to cover any such shortfall in merchandise trusts with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations or cash flows.

If the fair market value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contracts.

Our ability to use our Net Operating Losses and other Tax Assets is uncertain.

As of December 31, 2018, our corporate subsidiaries had net operating loss (“NOL”) carryforwards of approximately $396.6 million for U.S. federal income tax purposes and substantial similar tax assets at the federal and state levels. However, on June

27, 2019, we closed the Recapitalization Transactions. Along with other previous transfers of our interests, we believe the Recapitalization Transactions caused an “ownership change” for income tax purposes with respect to our corporate subsidiaries, which may significantly limit the corporate subsidiaries’ ability to use NOLs and certain other tax assets to offset future taxable income, possibly reducing the amount of cash available to our corporate subsidiaries and us to satisfy our obligations.

We are involved in Legal Proceedings.

We are involved in the disputes and legal proceedings as discussed in Part 1. Item 1. Financial Information—Notes to the Unaudited Condensed Consolidated Financial Statements—Note 11 Commitments and Contingencies of this Quarterly Report on Form 10-Q. Although Anderson v. StoneMor Partners, LP, et al., No. 2:16-cv-6111 was dismissed by the District Court of Pennsylvania, and that dismissal was affirmed by the Third Circuit on June 20, 2019, a petition for rehearing has been filed with the Third Circuit and we remain a party to other ongoing litigation against us. In addition, as a public company, we are also potentially susceptible to litigation, such as claims asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. There can be no assurance that an adverse result in any future proceeding would not have a potentially material adverse on our business, results of operations or financial condition.

Economic, financial and stock market fluctuations could affect future potential earnings and cash flows and could result in future goodwill, intangible assets and long-lived asset impairments.

In addition to an annual review, we assess the impairment of goodwill, intangible assets and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in the market value of our stock or debt values, significant under-performance relative to historical or projected future operating results, and significant negative industry or economic trends. If these factors occur, we may have a triggering event, which could result in an impairment of our goodwill. Based on the results of our annual goodwill and intangible assets impairment test we performed as of October 1, 2018 and our annual review of long-lived assets as of December 31, 2018, we concluded that there was no impairment of our goodwill, intangible assets or other long-lived assets.

Our ability to generate preneed sales depends on a number of factors, including sales incentives and local and general economic conditions.

Significant declines in preneed sales would reduce our backlog and revenue and could reduce our future market share. On the other hand, a significant increase in preneed sales can have a negative impact on cash flow as a result of commissions and other costs incurred initially without corresponding revenue.

We are continuing to refine the mix of service and product offerings in both our funeral and cemetery segments, including changes in our sales commission and incentive structure. These changes could cause us to experience declines in preneed sales in the short-run. In addition, economic conditions at the local or national level could cause declines in preneed sales either as a result of less discretionary income or lower consumer confidence. Declines in preneed cemetery property sales reduces current revenue, and declines in other preneed sales would reduce our backlog and future revenue and could reduce future market share.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required by this section is incorporated by reference from Item 1.01 of the Partnership’s Current Report on Form 8-K filed on June 28, 2019.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBIT INDEX

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

			Incorporated by Reference
Exhibit Number	Description	Filed/ Furnished Herewith	Form	Exhibit	Filing Date

3.1	Third Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P. dated as of June 27, 2019	*	8-K	3.1	June 28, 2019

4.1	Indenture dated as of June 27, 2019 by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the initial purchasers named therein, the guarantors named therein and Wilmington Trust, National Association, as trustee, including the form of 9.875%/11.500% Senior Secured PIK Toggle Notes due 2024	*	8-K	4.1	June 28, 2019

4.2	Form of 9.875%/11.500% Senior Secured PIK Toggle Note due 2024 (included in Exhibit 4.1)	*	8-K	4.2	June 28, 2019

4.3	Collateral Agreement dated as of June 27, 2019 by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the guarantors named therein and Wilmington Trust, National Association, as collateral agent	*	8-K	4.3	June 28, 2019

4.4	Registration Rights Agreement dated June 27, 2019 by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the guarantors name therein and the initial purchasers named therein	*	8-K	4.4	June 28, 2019

10.1†	Employment Agreement dated April 10, 2019 by and between StoneMor GP LLC and Garry P. Herdler	*	8-K	10.1	April 16, 2019

10.2†	Executive Restricted Unit Agreement dated April 15, 2019 by and between StoneMor GP LLC and Garry P. Herdler	*	8-K	10.2	April 16, 2019

10.3†	Retirement Agreement dated as of April 10, 2019 by and between Mark L. Miller and StoneMor GP LLC	*	8-K	10.3	April 16, 2019

10.4†	Key Employee Unit Agreement under the StoneMor Amended and Restated 2019 Long-Term Incentive Plan, dated as of April 15, 2019 by and between StoneMor GP LLC and Joseph M. Redling	*	8-K	10.4	April 16, 2019

10.5†	Key Employee Unit Agreement under the StoneMor Amended and Restated 2019 Long-Term Incentive Plan, dated as of April 15, 2019 by and between StoneMor GP LLC and Austin K. So	*	8-K	10.5	April 16, 2019

10.6†	Form of Key Employee Unit Agreement under the StoneMor Amended and Restated 2019 Long-Term Incentive Plan	*	8-K	10.6	April 16, 2019

10.7*	First Amendment to Merger and Reorganization Agreement	*	8-K	10.1	May 1, 2019

10.8	Second Amendment to Voting and Support Agreement	*	8-K	10.2	May 1, 2019

10.9	Series A Preferred Unit Purchase Agreement dated as of June 27, 2019 by and among StoneMor Partners L.P., SMP SPV LLC, Star V Partners LLC, Blackwell Partners LLC –Series E, David Miller, MPF Investco 6, LLC, MPF Investco 7, LLC, MPF Investco 8, LLC, The Mangrove Partners Fund, L.P. and The Mangrove Partners Fund (Cayman Partnership), L.P.	*	8-K	10.1	June 28, 2019

10.10	Registration Rights Agreement dated as of June 27, 2019 by and among StoneMor Partners L.P., StoneMor GP LLC, SMP SPV LLC, Star V Partners LLC, Blackwell Partners LLC –Series E, David Miller, MPF Investco 6, LLC, MPF Investco 7, LLC, MPF Investco 8, LLC, The Mangrove Partners Fund, L.P. and The Mangrove Partners Fund (Cayman Partnership), L.P.	*	8-K	10.2	June 28, 2019

10.11	Second Amendment to Merger and Reorganization Agreement dated as of June 27, 2019 by and among StoneMor Partners L.P., StoneMor GP LLC, StoneMor GP Holdings LLC and Hans Merger Sub, LLC	*	8-K	10.3	June 28, 2019

10.12	Third Amendment to Voting and Support Agreement dated as of June 27, 2019 by and among StoneMor Partners L.P., StoneMor GP LLC and the unitholders of StoneMor Partners L.P. named therein	*	8-K	10.4	June 28, 2019

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Joseph M. Redling, President and Chief Executive Officer

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Garry P. Herdler, Chief Financial Officer and Senior Vice President

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Joseph M. Redling, President and Chief Executive Officer	**

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Garry P. Herdler, Chief Financial Officer and Senior Vice President	**

99.1	Third Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC dated as of June 27, 2019		8-K	99.2	June 28, 2019

101

Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June30, 2019, and December 31, 2018; (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2019 and 2018; (iii) Unaudited Condensed Consolidated Statements of Partners’ (Deficit) Capital; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2019 and 2018; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

*	Incorporated by reference, as indicated
**	Furnished herewith

†	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEMOR PARTNERS L.P.

	By:	StoneMor GP LLC, its General Partner

Date: August 9, 2019		By:	/s/ Joseph M. Redling
Joseph M. Redling
President and Chief Executive Officer

Date: August 9, 2019		By:	/s/ Garry P. Herdler
Garry P. Herdler
Chief Financial Officer and Senior Vice President