Form 10-K/A
period 2018-12-31
STONEMOR PARTNERS LP
filed 2019-08-28
CIK 1286131

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common units held by non-affiliates of the registrant was approximately $90.5 million as of June 30, 2018 based on $6.03, the closing price per common unit as reported on the New York Stock Exchange on June 29, 2018.

The number of the registrant’s outstanding common units at March 29, 2019 was 38,260,471.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) is being filed to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original 10-K”), filed by StoneMor Partners L.P. (the “Partnership”) with the U.S. Securities and Exchange Commission on April 3, 2019 (the “Original Filing Date”), in two respects. First, we amended Note 1 in Part II, Item 8. Financial Statements and Supplementary Data to add a tabular presentation of the reclassification adjustments discussed in the paragraph captioned “Reclassifications and Adjustments to Prior Period Financial Statements.” Second, the Report of Independent Registered Public Accounting Firm issued by Grant Thornton LLP ("Grant Thornton") and included in such Item 8 has been amended to add a new second paragraph regarding Grant Thornton’s audit of the reclassification adjustments described in such Note 1 and to specify that the date of its report as to such Note 1 is August 28, 2019.  This change to Grant Thornton’s report does not affect Grant Thornton's unqualified opinion on the Partnership's consolidated financial statements included in the Original 10-K or the Amendment or Grant Thornton’s qualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018.

Except as described above, no changes have been made to the Original 10-K and the Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original 10-K. The Amendment does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Amendment also contains new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are filed and furnished herewith, respectively. Because the Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications pursuant to Section 302 have been omitted.

FORM 10-K/A OF STONEMOR PARTNERS L.P.

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Unitholders

StoneMor Partners L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of StoneMor Partners L.P. (a Delaware Partnership) and subsidiaries (the “Partnership”) as of December 31, 2018, and the related consolidated statements of operations, partners’ capital, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the reclassification adjustments to the 2017 financial statements to conform the presentation of consolidated results of operations to the current year presentation, as described in Note 1 under the caption Reclassifications and Adjustments to Prior Period Financial Statements. In our opinion, such reclassification adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2017 financial statements of the Company other than with respect to such reclassification adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2017 financial statements taken as a whole.

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

Change in accounting principle

As discussed in Note 1 to the consolidated financial statements, the Partnership has changed its method of accounting for revenue recognition for the year ended December 31, 2018 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification (Topic 606), Revenue from Contracts with Customers.

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

Philadelphia, Pennsylvania

April 2, 2019 (except for Note 1, as to which the date is August 28, 2019)

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

Basis of Presentation

The consolidated financial statements included in this Annual Report on Form 10-K/A have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

Reclassifications and Adjustments to Prior Period Financial Statements

The following reclassifications outlined in the table below were made to the consolidated statement of operations for the year ended December 31, 2017 to conform the presentation of revenues for Cemetery Operations to the corresponding presentation in the consolidated statement of operations for the year ended December 31, 2018. These reclassifications were made primarily to (1) present revenue related to interment rights separately from Merchandise revenue and (2) to reclassify revenue related to the installation of certain cemetery merchandise items from Merchandise revenue to Services revenue. These reclassifications had no further impact on the consolidated statement of operations for the year ended December 31, 2017 and had no impact on the previously reported consolidated balance sheet as of December 31, 2017 and the consolidated statement of cash flows for the year ended December 31, 2017.

Financial Statement Line Item	2017 As Previously Reported	Reclassifications	2017 As Adjusted
Revenues:
Cemetery:
Interments	$—	$75,077	$75,077
Merchandise	159,546	(83,944)	75,602
Services	62,435	8,269	70,704
Investment and other	54,715	598	55,313
Total Cemetery Revenues	$276,696	$—	$276,696

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

If the Partnership's planned and implemented actions are not completed  and cash savings realized and the Partnership fails to improve its operating performance and cash flows, or the Partnership is not able to comply with the covenants under its amended credit facility, the Partnership may be forced to limit its business activities, implement further modifications to its operations, further amend its credit facility and/or seek other sources of capital, and the Partnership may be unable to continue as a going concern. Additionally, a failure to generate additional liquidity could negatively impact the Partnership's access to inventory or services that are important to the operation of the Partnership's business. Given the Partnership's level of cash and cash equivalents, to preserve capital resources and liquidity, the Board of Directors of the General Partner concluded that it was not in the best interest of unitholders to pay distributions to unitholders after the first quarter of 2017. In addition, the Partnership's revolving credit facility prohibits the Partnership from making distributions to unitholders. Any of these events may have a material adverse effect on the Partnership's results of operations and financial condition. The ability of the Partnership to meets its obligations at December 31, 2018, and to continue as a going concern is dependent upon achieving the action plans noted above.  The consolidated financial statements for the year ended December 31, 2018 were prepared on the basis of a going concern which contemplates that the Partnership will be able to realize assets and discharge liabilities in the normal course of business.  Accordingly, they do not give effect to adjustments, if any, that would be necessary should the Partnership be required to liquidate its assets.  The ability of the Partnership to meet its obligations at December 31, 2018, and to continue as a going concern is dependent upon the availability of a refinancing in full of the obligations with respect to the Tranche A Revolving Credit Facility, continued ability to manage expenses and increased sales.  As such, the consolidated financial statements included in this Annual Report on Form 10-K/A do not include any adjustments that might result from the outcome of these uncertainties.

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

10.27*†

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

10.75*

Merger and Reorganization Agreement, dated September 27, 2018, by and among StoneMor Partners L.P., StoneMor GP Holdings LLC, StoneMor GP LLC and Hans Merger Sub, LLC  (incorporated by reference to Exhibit 10.75 of Registrant’s Annual Report on Form 10-K filed on April 3, 2019).

10.76*†	StoneMor Amended and Restated 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 2, 2019).

16.1*	Letter from Deloitte & Touche LLP date December 6, 2018 (incorporated by reference to Exhibit 16.1 of Registrant’s Current Report on Form 8-K filed on December 6, 2018).

21.1*	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of Registrant’s Annual Report on Form 10-K filed on April 3, 2019).

23.1	Consent of Grant Thornton LLP.

23.2	Consent of Deloitte & Touche LLP.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Joseph M. Redling, President and Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Garry P. Herdler, Chief Financial Officer and Senior Vice President.

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

101

Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017; (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Partners’ Capital; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (v) Notes to the Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

*	Incorporated by reference, as indicated
†	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEMOR PARTNERS L.P.

	By:	StoneMor GP LLC, its General Partner

August 28, 2019		By:	/s/ Joseph M. Redling
Joseph M. Redling
President and Chief Executive Officer