Form 10-Q
period 2019-09-30
STONEMOR PARTNERS LP
filed 2019-11-08
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of the registrant’s outstanding common units at November 6, 2019 was 42,636,311.

FORM 10-Q OF STONEMOR PARTNERS L.P.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STONEMOR PARTNERS L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents, excluding restricted cash	$43,515	$18,147
Restricted cash	20,580	—
Accounts receivable, net of allowance	61,470	57,928
Prepaid expenses	5,630	4,475
Other current assets	18,148	17,766
Total current assets	149,343	98,316

Long-term accounts receivable, net of allowance	78,138	87,148
Cemetery property	328,612	330,841
Property and equipment, net of accumulated depreciation	108,992	112,716
Merchandise trusts, restricted, at fair value	519,529	488,248
Perpetual care trusts, restricted, at fair value	343,028	330,562
Deferred selling and obtaining costs	113,601	112,660
Deferred tax assets	55	86
Goodwill	—	24,862
Intangible assets	56,562	61,421
Other assets	32,663	22,241
Total assets	$1,730,523	$1,669,101

Liabilities, Redeemable Convertible Preferred Units and Partners’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$64,585	$59,035
Accrued interest	—	1,967
Current portion, long-term debt	503	798
Total current liabilities	65,088	61,800

Long-term debt, net of deferred financing costs	362,173	320,248
Deferred revenues	943,555	914,286
Deferred tax liabilities	11,264	6,675
Perpetual care trust corpus	343,028	330,562
Other long-term liabilities	51,940	42,108
Total liabilities	1,777,048	1,675,679
Commitments and contingencies

Redeemable convertible preferred units:
Series A	57,500	—
Total redeemable convertible preferred units	57,500	—
Partners’ deficit :
General partner interest	(5,026)	(4,008)
Common limited partners’ interest	(98,999)	(2,570)
Total partners’ deficit	(104,025)	(6,578)
Total liabilities, redeemable convertible preferred units and partners’ deficit	$1,730,523	$1,669,101

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Cemetery:
Interments	$15,605	$17,716	$52,544	$58,130
Merchandise	18,014	18,023	51,870	51,766
Services	17,068	16,419	50,400	50,647
Investment and other	10,063	9,247	29,474	30,785
Funeral home:
Merchandise	5,572	5,581	17,920	19,532
Services	6,829	6,199	20,907	21,841
Total revenues	73,151	73,185	223,115	232,701
Costs and Expenses:
Cost of goods sold	10,677	12,866	31,263	39,387
Cemetery expense	18,362	19,407	57,245	57,828
Selling expense	14,609	14,251	44,839	47,673
General and administrative expense	11,033	10,916	33,430	32,037
Corporate overhead	11,595	12,876	38,145	39,868
Depreciation and amortization	2,647	2,737	8,120	8,853
Funeral home expenses:
Merchandise	1,896	1,341	5,227	4,927
Services	5,351	5,493	16,363	16,593
Other	3,422	3,314	11,046	12,315
Total costs and expenses	79,592	83,201	245,678	259,481

Other gains (losses), net	(129)	702	(3,558)	(4,503)
Operating loss	(6,570)	(9,314)	(26,121)	(31,283)
Interest expense	(12,765)	(7,638)	(35,282)	(22,858)
Loss on debt extinguishment	—	—	(8,478)	—
Loss on impairment of goodwill	(24,862)	—	(24,862)	—
Loss from operations before income taxes	(44,197)	(16,952)	(94,743)	(54,141)
Income tax benefit (expense)	1,545	(273)	(4,841)	1,976
Net loss	$(42,652)	$(17,225)	$(99,584)	$(52,165)
General partner’s interest	$(426)	$(179)	$(1,018)	$(543)
Limited partners’ interest	$(42,226)	$(17,046)	$(98,566)	$(51,622)
Net loss per limited partner unit (basic and diluted)	$(1.09)	$(0.45)	$(2.56)	$(1.36)
Weighted average number of limited partners’ units outstanding (basic and diluted)	38,916	37,959	38,438	37,959

Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED UNITS AND PARTNERS’ EARNINGS (DEFICIT) (UNAUDITED)

(dollars in thousands, except units)

	Redeemable Convertible Preferred Unit		Partners’ Deficit
	Series A
	Number of Outstanding Preferred Units	Value of Outstanding Preferred Units	Outstanding Common Units	Common Limited Partners	General Partner	Total
Three Months Ended March 31, 2019
December 31, 2018	—	$—	37,958,645	$(2,570)	$(4,008)	$(6,578)
Common unit awards under incentive plans	—	—	301,826	277	—	277
Net loss	—	—	—	(22,300)	(234)	(22,534)
March 31, 2019	—	$—	38,260,471	$(24,593)	$(4,242)	$(28,835)
	.
Three Months Ended June 30, 2019
March 31, 2019	—	$—	38,260,471	$(24,593)	$(4,242)	$(28,835)
Common unit awards under incentive plans	—	—	1,273,376	2,287	2	2,289
Issuance of Series A convertible preferred units, net of issuance	52,083,333	57,500	—	—	—	57,500
Net loss	—	—	—	(34,041)	(357)	(34,398)
June 30, 2019	52,083,333	$57,500	39,533,847	$(56,347)	$(4,597)	$(3,444)
	.
Three Months Ended September 30, 2019
June 30, 2019	52,083,333	$57,500	39,533,847	$(56,347)	$(4,597)	$(3,444)
Common unit awards under incentive plans	—	—	31,983	250	(2)	248
Units repurchased and retired related to unit-based compensation	—	—	(376)	(677)	—	(677)
Net loss	—	—	—	(42,225)	(427)	(42,652)
September 30, 2019	52,083,333	$57,500	39,565,454	$(98,999)	$(5,026)	$(46,525)

	Redeemable Convertible Preferred Unit		Partners’ Earnings (Deficit)
	Series A
	Number of Outstanding Preferred Units	Value of Outstanding Preferred Units	Outstanding Common Units	Common Limited Partners	General Partner	Total
Three Months Ended March 31, 2018
December 31, 2017	—	$—	37,957,936	$94,655	$(2,959)	$91,696
Cumulative effect of accounting change	—	—	—	(27,805)	(292)	(28,097)
January 1, 2018	—	$—	37,957,936	$66,850	$(3,251)	$63,599
Common unit awards under incentive plans	—	—	709	158	—	158
Net loss	—	—	—	(17,736)	(187)	(17,923)
March 31, 2018	—	$—	37,958,645	$49,272	$(3,438)	$45,834

Three Months Ended June 30, 2018
March 31, 2018	—	$—	37,958,645	$49,272	$(3,438)	$45,834
Common unit awards under incentive plans	—	—	—	1,755	—	1,755
Net loss	—	—	—	(16,840)	(177)	(17,017)
June 30, 2018	—	$—	37,958,645	$34,187	$(3,615)	$30,572

Three Months Ended September 30, 2018
June 30, 2018	—	$—	37,958,645	$34,187	$(3,615)	$30,572
Common unit awards under incentive plans	—	—	—	113	—	113
Net loss	—	—	—	(17,046)	(179)	(17,225)
September 30, 2018	—	—	37,958,645	$17,254	$(3,794)	$13,460

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(99,584)	$(52,165)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	5,339	5,850
Depreciation and amortization	8,120	8,853
Provision for bad debt	5,380	3,776
Non-cash compensation expense	2,814	2,026
Loss on debt extinguishment	8,478	—
Loss on impairment of goodwill	24,862	—
Non-cash interest expense	12,435	4,576
Non-cash impairment charge and other losses, net	3,558	4,503
Changes in assets and liabilities:
Accounts receivable, net of allowance	(14,305)	5,574
Merchandise trust fund	(11,137)	(6,917)
Other assets	(1,339)	(2,047)
Deferred selling and obtaining costs	(1,850)	(4,780)
Deferred revenues	23,860	40,361
Deferred taxes, net	4,620	(2,545)
Payables and other liabilities	1,994	12,346
Net cash (used in) provided by operating activities	(26,755)	19,411
Cash Flows From Investing Activities:
Cash paid for capital expenditures	(5,743)	(10,164)
Cash paid for acquisitions	—	(1,667)
Proceeds from divestitures	1,250	—
Proceeds from asset sales	—	954
Net cash used in investing activities	(4,493)	(10,877)
Cash Flows From Financing Activities:
Proceeds from issuance of redeemable convertible preferred units, net	57,500	—
Proceeds from borrowings	406,087	23,880
Repayments of debt	(366,644)	(27,924)
Principal payment on finance leases	(1,098)	—
Cost of financing activities	(17,972)	(3,268)
Units repurchased and retired related to unit-based compensation	(677)	—
Net cash provided by (used in) financing activities	77,196	(7,312)
Net increase in cash, cash equivalents and restricted cash	45,948	1,222
Cash, cash equivalents and restricted cash—Beginning of period	18,147	6,821
Cash, cash equivalents and restricted cash—End of period	$64,095	$8,043
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$24,444	$15,809
Cash paid during the period for income taxes	1,470	1,517
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,759	$—
Operating cash flows from finance leases	370	—
Financing cash flows from finance leases	1,098	—
Non-cash investing and financing activities:
Acquisition of assets by financing	$2,234	$1,620
Classification of assets as held for sale	—	543

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL

Nature of Operations

StoneMor Partners L.P. (the "Partnership") is a provider of funeral and cemetery products and services in the death care industry in the United States. As of September 30, 2019, the Partnership operated 321 cemeteries in 27 states and Puerto Rico, of which 291 were owned and 30 were operated under lease, management or operating agreements. The Partnership also owned and operated 89 funeral homes, including 42 located on the grounds of cemetery properties that the Partnership owns, in 17 states and Puerto Rico.

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

Basis of Presentation

The accompanying condensed consolidated financial statements, which are unaudited have been prepared in accordance with the requirements of the Quarterly Report on Form 10-Q and accounting principles generally accepted in the United States (“GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Annual Reports on Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. The balance sheet at December 31, 2018 has been derived from the audited consolidated financial statement as of December 31, 2018, as presented in the Partnership’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with Securities and Exchange Commission ("SEC") on August 28, 2019 (the “Amended Annual Report”).  The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto presented in the Amended Annual Report. The results of operations for the nine months ended September 30, 2019 may not necessarily be indicative of the results of operations for the full year ended December 31, 2019.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of each of the Partnership’s 100% owned subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Partnership has a variable interest and is the primary beneficiary. The Partnership operates 30 cemeteries under long-term leases, operating agreements and management agreements. The operations of 16 of these managed cemeteries have been consolidated. On May 10, 2019, the Partnership terminated one of the management agreements and recorded a $2.1 million loss upon the termination, which is included in Other losses, net in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2019.

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

Senior Secured Notes

Concurrently with the closing of the Preferred Offering, discussed above, the Partnership completed a private placement of $385.0 million of 9.875%/11.500% Senior Secured PIK Toggle Notes due 2024 (the “Senior Secured Notes”) of the Partnership to certain financial institutions (the “Notes Offering,” and collectively with the Preferred Offering, the “Recapitalization Transactions”) pursuant to the terms of an indenture dated June 27, 2019 by and among the Partnership, Cornerstone Family Services of West Virginia Subsidiary, Inc. (“Cornerstone” and, collectively with the Partnership, the “Issuers”), certain direct and indirect subsidiaries of the Partnership (the “Guarantors”), the initial purchasers party thereto and Wilmington Trust, National Association, as trustee (the “Indenture”). The net proceeds of the Recapitalization Transactions were used to fully repay the then-outstanding senior notes due in June 2021, retire the Partnership’s revolving credit facility due in May 2020 and pay the associated transaction expenses, with the remaining balance reserved for general corporate purposes. The Partnership is to pay quarterly interest at either a fixed rate of 9.875% per annum in cash or, at their periodic option through January 30, 2022, a fixed rate of 7.50% per annum in cash plus a fixed rate of 4.00% per annum payable in kind. The Senior Secured Notes will require cash interest payments at 9.875% for all interest periods after January 30, 2022.

Proposed C-Corporation Conversion

On September 27, 2018, StoneMor GP LLC (the “general partner”) and the Partnership publicly announced a plan to convert from a master limited partnership structure to a more traditional C-Corporation structure. Accordingly, the general partner and the Partnership entered into a Merger and Reorganization Agreement (as amended to date, the “Merger Agreement”) with StoneMor GP Holdings and Hans Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the general partner, providing for a series of transactions and resulting in (i) the general partner converting into a Delaware corporation to be named “StoneMor Inc.” and (ii) Hans Merger Sub merging with and into the Partnership (the “Merger”) with the Partnership surviving and with StoneMor Inc. as its sole general partner, in each case, pursuant to the terms of the Merger Agreement (collectively, the “C-Corporation Conversion”). At the consummation of the Merger, which is anticipated to be no later than the end of the fourth quarter of 2019, the general partner will complete its transition to a new publicly traded Delaware corporation, StoneMor Inc.

Going Concern and Uses and Sources of Liquidity

The Partnership’s primary sources of liquidity are cash generated from operations and the remaining balance of the proceeds from the sale of the Senior Secured Notes. As a master limited partnership (“MLP”), the Partnership's primary cash requirements, in addition to normal operating expenses, are for capital expenditures, net contributions to the merchandise and perpetual care trust funds, debt service and cash distributions. In general, as part of its operating strategy, the Partnership expects to fund:

•

working capital deficits through available cash, including the remaining balance of the proceeds from the sale of the Senior Secured Notes, cash generated from operations and divestitures of non-core assets;

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

While the Partnership relies heavily on its available cash and cash flows from operating activities to execute its operational strategy and meet its financial commitments and other short-term financial needs, the Partnership cannot be certain that sufficient capital will be generated through operations or be available to the Partnership to the extent required and on acceptable terms. The Partnership has experienced negative financial trends, including use of cash in operating activities, which, when considered in the aggregate, raise substantial doubt about the Partnership’s ability to continue as a going concern. These negative financial trends include:

•

the Partnership has continued to incur net losses for the nine months ended September 30, 2019 and has an accumulated deficit and negative cash flows from operating activities as of September 30, 2019, due to an increased competitive environment, increased expenses due to the proposed C-Corporation Conversion and increases in professional fees and compliance costs; and

•

a decline in billings coupled with the increase in professional, compliance and consulting expenses tightened the Partnership's liquidity position and increased reliance on long-term financial obligations, which, in turn, eliminated the Partnership's ability to pay distributions.

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

•	continue to manage recurring operating expenses and seek to limit non-recurring operating expenses over the next twelve-month period; and
•	identify and complete sales of select assets to provide supplemental liquidity.

Based on the Partnership's forecasted operating performance, planned actions to improve profitability, cash flows and projected plans to file financial statements on a timely basis consistent with the debt covenants, the Partnership does not believe it is probable that the Partnership will breach the covenants under the Indenture for the next twelve-month period. However, there is no certainty that the Partnership's actual operating performance and cash flows will not be substantially different from forecasted results and no certainty the Partnership will not need amendments to the Indenture in the future and such amendments will be granted. Factors that could impact the significant assumptions used by the Partnership in assessing its ability to satisfy its financial covenants include the following:

•	operating performance not meeting reasonably expected forecasts;
•	failing to generate profitable sales;
•	failing to achieve cost reduction targets;
•	inability to achieve and capitalize on its divestiture strategy;
•	investments in the Partnership's trust funds experiencing significant declines due to factors outside its control;
•	inability to compete successfully with other cemeteries and funeral homes in the Partnership's markets;
•	the number of deaths in the Partnership's markets declining; and
•	the mix of funeral and cemetery revenues between burials and cremations.

If the Partnership's planned, implemented and not yet implemented actions are not completed or implemented and cash savings are not realized, or the Partnership fails to improve its operating performance and cash flows or the Partnership is not able to comply with the covenants under the Indenture, the Partnership may be forced to limit its business activities, limit its ability to implement further modifications to its operations or limit the effectiveness of some actions that are included in its forecasts, amend its Indenture and/or seek other sources of capital, and the Partnership may be unable to continue as a going concern. Additionally, a failure to generate additional liquidity could negatively impact the Partnership's access to inventory or services that are important to the operation of the Partnership's business. Given the Partnership's level of cash and cash equivalents, to preserve capital resources and liquidity, the Board of Directors of the General Partner concluded that it was not in the best interest of unitholders to pay distributions to unitholders after the first quarter of 2017. In addition, the Indenture effectively prohibits the Partnership from making distributions to unitholders. Any of these events may have a material adverse effect on the Partnership's results of operations and financial condition. The ability of the Partnership to continue as a going concern is dependent upon achieving the action plans noted above. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2019 were prepared on the basis of a going concern, which contemplates that the Partnership will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments, if any, that would be necessary should the Partnership be required to liquidate its assets.

Summary of Significant Accounting Policies

Refer to Note 1 to the Partnership’s audited consolidated financial statements included in Item 8 of its Amended Annual Report for the complete summary of significant accounting policies.

Use of Estimates

The preparation of the Partnership’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions as described in its Amended Annual Report. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As a result, actual results could differ from those estimates.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents. Cash and Cash Equivalents was $43.5 million and $18.1 million as of September 30, 2019 and December 31, 2018, respectively.

Restricted Cash

Cash that is restricted from withdrawal or use under the terms of certain contractual agreement is recorded as restricted cash. Restricted cash was $20.6 million as of September 30, 2019, primarily related to cash collateralization of the Partnership’s letters of credit and surety bonds. There was no restricted cash as of December 31, 2018.

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

The following is a reconciliation of net loss allocated to the common limited partners for purposes of calculating net loss attributable to common limited partners per unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(42,652)	$(17,225)	$(99,584)	$(52,165)
Less: Incentive distribution right (“IDR”) payments to general partner	—	—	—	—
Net loss to allocate to general and limited partners	(42,652)	(17,225)	(99,584)	(52,165)
General partner’s interest excluding IDRs	(426)	(179)	(1,018)	(543)
Net loss attributable to common limited partners	$(42,226)	$(17,046)	$(98,566)	$(51,622)

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

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net loss attributable to common limited partners per unit with those used to compute diluted net loss attributable to common limited partners per unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average number of common limited partner units—basic	38,916	37,959	38,438	37,959
Effect of dilutive incentive awards(1)	—	—	—	—
Weighted average number of common limited partner units—diluted	38,916	37,959	38,438	37,959

(1)

For the three and nine months ended September 30, 2019, the diluted weighted average number of limited partner units outstanding presented on the unaudited condensed consolidated statement of operations does not include 563,183 units as their effects would be anti-dilutive. In addition, all outstanding Preferred Units are exempt for purposes of calculating the diluted weighted average number of common limited partner units, as their conversion is not based on meeting a contingency derived from the Partnership’s unit price. The Preferred Units are convertible upon the completion of the Rights Offering (defined herein), which occurred early in the fourth quarter of 2019. For further detail on the Rights Offering, see Note 17 Subsequent Events. For the three and nine months ended September 30, 2018, the diluted weighted average number of limited partner units outstanding presented on the unaudited condensed consolidated statement of operations does not include 560,839 units, as their effects would be anti-dilutive.

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

Stock Compensation

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. This amendment was effective for fiscal years and interim periods within fiscal years beginning after December 15, 2018. The Partnership adopted this standard effective January 1, 2019. The adoption of this standard did not have an impact on the Partnership’s unaudited condensed consolidated financial statements, as the Partnership has only issued units to employees or nonemployee directors and has previously recognized its nonemployee directors unit-based payments in line with its recognition of unit-based payments to employees, using the grant-date fair value of the equity instruments issued, amortized over the requisite service period.

Presentation

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of partners’ deficit for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule was effective on November 5, 2018; as such, the Partnership used the new presentation of a condensed consolidated statement of Partners' deficit within its interim financial statements in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2019.

Recently Issued Accounting Standard Updates - Not Yet Effective

Credit Losses

In June 2016, FASB issued ASU No. 2016-13, Credit Losses (Topic 326) ("ASU 2016-13"). The core principle of ASU 2016-13 is that all assets measured at amortized cost basis should be presented at the net amount expected to be collected using historical experience, current conditions and reasonable and supportable forecasts as a basis for credit loss estimates, instead of the probable initial recognition threshold used under current GAAP. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses (“ASU 2018-09”), which clarified that receivables arising from operating leases are not within the scope of Accounting Standards Codification (“ASC”) 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost, and should be accounted for in accordance with ASC 842. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), which include clarifications to the amendments issued in ASU 2016-13. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326), which provides entities that have certain instruments within the scope of ASC 326-20 with an option to irrevocably elect the fair value option in ASC 825, Financial Instruments, upon adoption of ASU 2016-13. Each of these amendments are effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Partnership plans to adopt the requirements of these amendments upon their effective date of January 1, 2023, using the modified-retrospective method, and is evaluating the potential impact of the adoption on its financial position, results of operations and related disclosures.

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

Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This standard removed, modified and added disclosure requirements from ASC 820, Fair Value Measurements. The Partnership plans to adopt the requirements of this amendment upon its effective date of January 1, 2020 prospectively and does not expect the adoption of this standard to have a significant impact on its consolidated financial statements, as this standard primarily addresses disclosure requirements for Level 3 fair value measurements, and it has no Level 3 fair value instruments.

Internal-Use Software

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The amendments in this standard aligned the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Partnership plans to adopt the requirements of this amendment upon its effective date of January 1, 2020 prospectively and does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.

2.IMPAIRMENT & OTHER LOSSES

Goodwill Impairment Assessment

Due to a decline in the market value of the Partnership’s unit values and the Partnership’s significant under-performance relative to historical or projected future operating results noted during the nine months ended September 30, 2019, management conducted an interim goodwill impairment assessment as of September 30, 2019. As a result of such assessment, management concluded on November 4, 2019 that the carrying value of its Cemetery Operations reporting unit exceeded its fair value, and the Partnership’s goodwill was fully impaired as of September 30, 2019. The Partnership recognized a $24.9 million impairment charge included in Loss on impairment of goodwill in the accompanying unaudited condensed consolidated statement of operations during the three and nine months ended September 30, 2019.

Impairment of Long-Lived Assets

The Partnership recorded an impairment of cemetery property due to circumstances that indicated the assets’ carrying value may not be recovered. The Partnership recorded a $1.5 million impairment charge included in Other losses, net on the accompanying unaudited condensed consolidated statement of operations during the nine months ended September 30, 2019, as the sum of future undiscounted cash flows was less than the carrying value of the assets.

Termination of Management Agreement

The Partnership operates certain of its cemeteries under long-term leases, operating agreements and management agreements. On May 10, 2019, the Partnership terminated one of the management agreements and recorded a $2.1 million loss, which is included in Other losses, net on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2019.

3.	ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consisted of the following at the dates indicated (in thousands):

	September 30, 2019	December 31, 2018
Customer receivables	$162,967	$167,017
Unearned finance income	(17,254)	(17,000)
Allowance for bad debt	(6,105)	(4,941)
Accounts receivable, net of allowance	139,608	145,076
Less: Current portion, net of allowance	61,470	57,928
Long-term portion, net of allowance	$78,138	$87,148

Activity in the allowance for bad debt was as follows (in thousands):

	September 30, 2019	December 31, 2018
Balance, beginning of period	$4,941	$19,795
Cumulative effect of accounting changes	—	(12,876)
Provision for bad debt	5,380	7,358
Charge-offs, net	(4,216)	(9,336)
Balance, end of period	$6,105	$4,941

Management evaluates customer receivables for impairment based upon its historical experience, including the age of the receivables and the customers’ payment histories.

4.	CEMETERY PROPERTY

Cemetery property consisted of the following at the dates indicated (in thousands):

	September 30, 2019	December 31, 2018
Cemetery land	$255,624	$255,708
Mausoleum crypts and lawn crypts	72,988	75,133
Cemetery property(1)	$328,612	$330,841

(1)   The Partnership recorded an impairment of cemetery property during the nine months ended September 30, 2019. For further details see Note 2 Impairment & Other Losses.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated (in thousands):

	September 30, 2019	December 31, 2018
Buildings and improvements	$130,181	$129,971
Furniture and equipment	59,883	58,706
Funeral home land	14,185	14,185
Property and equipment, gross	204,249	202,862
Less: Accumulated depreciation	(95,257)	(90,146)
Property and equipment, net of accumulated depreciation	$108,992	$112,716

Depreciation expense was $2.3 million for the three months ended September 30, 2019 and 2018 and $7.1 million and $7.5 million for the nine months ended September 30, 2019 and 2018, respectively.

6.	MERCHANDISE TRUSTS

At September 30, 2019 and December 31, 2018, the Partnership’s merchandise trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly and through mutual and investment funds. All of these investments are carried at fair value. All of these investments are subject to the fair value hierarchy and considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 13 Fair Value of Financial Instruments. There were no Level 3 assets. When the Partnership receives a payment from a pre-need customer, the Partnership deposits the amount required by law into the merchandise trusts that may be subject to cancellation on demand by the pre-need customer. The Partnership’s merchandise trusts related to states in which pre-need customers may cancel contracts with the Partnership comprises 53.6% of the total merchandise trust as of September 30, 2019. The merchandise trusts are variable interest entities (“VIE”) of which the Partnership is deemed the primary beneficiary. The assets held in the merchandise trusts are required to be used to purchase the merchandise and provide the services to which they relate. If the value of these assets falls below the cost of purchasing such merchandise and providing such services, the Partnership may be required to fund this shortfall.

The Partnership included $9.3 million and $8.7 million of investments held in trust as required by law by the West Virginia Funeral Directors Association at September 30, 2019 and December 31, 2018 respectively, in its merchandise trust assets. These trusts are recognized at their account value, which approximates fair value.

A reconciliation of the Partnership’s merchandise trust activities for the nine months ended September 30, 2019 and 2018 is presented below (in thousands):

	Nine months ended September 30,
	2019	2018
Balance—beginning of period	$488,248	$515,456
Contributions	40,440	49,762
Distributions	(45,256)	(53,321)
Interest and dividends	22,537	20,486
Capital gain distributions	363	405
Realized gains and losses, net	2,063	(258)
Other than temporary impairment	(2,816)	(11,977)
Taxes	(655)	(337)
Fees	(3,206)	(3,049)
Unrealized change in fair value	17,811	2,860
Balance—end of period	$519,529	$520,027

During the nine months ended September 30, 2019 and 2018, purchases of available for sale securities were approximately $42.2 million and $78.3 million, respectively. During the nine months ended September 30, 2019 and 2018, sales, maturities and paydowns of available for sale securities were approximately $30.7 million and $66.6 million, respectively. Cash flows from pre-need contracts are presented as operating cash flows in the Partnership’s unaudited condensed consolidated statement of cash flows.

The cost and market value associated with the assets held in the merchandise trusts as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

September 30, 2019	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$182,560	$—	$—	$182,560
Fixed maturities:
U.S. governmental securities	2	488	10	(95)	403
Corporate debt securities	2	816	13	(116)	713
Total fixed maturities		1,304	23	(211)	1,116
Mutual funds—debt securities	1	117,566	4,937	(79)	122,424
Mutual funds—equity securities	1	47,346	3,035	(1)	50,380
Other investment funds(1)		130,952	2,410	(2,524)	130,838
Equity securities	1	13,293	1,175	(4)	14,464
Other invested assets	2	8,403	16	—	8,419
Total investments		$501,424	$11,596	$(2,819)	$510,201
West Virginia Trust Receivable		9,328	—	—	9,328
Total		$510,752	$11,596	$(2,819)	$519,529

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have redemption periods ranging from 1 to 30 days, and private credit funds, which have lockup periods of one to seven years with three potential one year extensions at the discretion of the funds’ general partners. As of September 30, 2019, there were $63.3 million in unfunded investment commitments to the private credit funds, which are callable at any time.

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

The contractual maturities of debt securities as of September 30, 2019 and December 31, 2018 were as follows below (in thousands):

September 30, 2019	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$112	$30	$246	$16
Corporate debt securities	96	598	18	—
Total fixed maturities	$208	$628	$264	$16

December 31, 2018	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$137	$108	$—
Corporate debt securities	68	873	55	16
Total fixed maturities	$68	$1,010	$163	$16

Temporary Declines in Fair Value The Partnership evaluates declines in fair value below cost for each asset held in the merchandise trusts on a quarterly basis.

An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the merchandise trusts as of September 30, 2019 and December 31, 2018 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
September 30, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$110	$—	$397	$95	$507	$95
Corporate debt securities	75	6	424	110	499	116
Total fixed maturities	185	6	821	205	1,006	211
Mutual funds—debt securities	15,178	79	—	—	15,178	79
Mutual funds—equity securities	242	1	—	—	242	1
Other investment funds	69,464	2,524	—	—	69,464	2,524
Equity securities	5	4	—	—	5	4
Other invested assets	—	—	—	—	—	—
Total	$85,074	$2,614	$821	$205	$85,895	$2,819

	Less than 12 months		12 months or more		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$243	$147	$243	$147
Corporate debt securities	103	2	549	326	652	328
Total fixed maturities	103	2	792	473	895	475
Mutual funds—debt securities	46,005	2,011	1,195	634	47,200	2,645
Mutual funds—equity securities	131	18	—	—	131	18
Other investment funds	169,929	7,784	—	—	169,929	7,784
Equity securities	—	—	597	213	597	213
Other invested assets	—	4	790	13	790	17
Total	$216,168	$9,819	$3,374	$1,333	$219,542	$11,152

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

Other-Than-Temporary Impairment of Trust Assets

The Partnership assesses its merchandise trust assets for other-than-temporary declines in fair value on a quarterly basis. During the three months ended September 30, 2019, the Partnership determined, based on its review, that there were 62 securities with an aggregate cost basis of approximately $4.8 million and an aggregate fair value of approximately $4.3 million, resulting in an impairment of $0.5 million, with such impairment considered to be other-than-temporary. During the three months ended September 30, 2018, the Partnership determined, based on its review, that there were 37 securities with an aggregate cost basis of approximately $62.1 million and an aggregate fair value of approximately $61.3 million, resulting in an impairment of $0.8 million, with such impairment considered to be other-than-temporary. During the nine months ended September 30, 2019, the Partnership determined, based on its review, that there were 87 securities with an aggregate cost basis of approximately $96.7 million and an aggregate fair value of approximately $93.9 million, resulting in an impairment of $2.8 million, with such impairment considered to be other-than-temporary. During the nine months ended September 30, 2018, the Partnership determined, based on its review, that there were 122 securities with an aggregate cost basis of approximately $227.9 million and an aggregate fair value of approximately $215.9 million, resulting in an impairment of $12.0 million, with such impairment considered to be other-than-temporary due to credit indicators. Accordingly, the Partnership adjusted the cost basis of these assets to their current value and offset these changes against deferred merchandise trust revenue. These adjustments to deferred revenue will be reflected within the Partnership’s unaudited condensed consolidated statements of operations in future periods as the underlying merchandise is delivered or the underlying service is performed.

7.	PERPETUAL CARE TRUSTS

At September 30, 2019 and December 31, 2018, the Partnership’s perpetual care trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds.

All of these investments are carried at fair value. All of the investments subject to the fair value hierarchy are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 14 Fair Value of Financial Instruments. There were no Level 3 assets. The perpetual care trusts are VIEs for which the Partnership is the primary beneficiary.

A reconciliation of the Partnership’s perpetual care trust activities for the nine months ended September 30, 2019 and 2018 is presented below (in thousands):

	Nine months ended September 30,
	2019	2018
Balance—beginning of period	$330,562	$339,928
Contributions	5,520	10,795
Distributions	(16,709)	(13,790)
Interest and dividends	15,621	17,416
Capital gain distributions	1,134	612
Realized gains and losses, net	2,303	353
Other than temporary impairment	(1,297)	(7,449)
Taxes	(634)	(292)
Fees	(2,388)	(4,087)
Unrealized change in fair value	8,916	1,536
Balance—end of period	$343,028	$345,022

During the nine months ended September 30, 2019 and 2018, purchases of available for sale securities were approximately $42.5 million and $56.4 million, respectively. During the nine months ended September 30, 2019 and 2018, sales, maturities and paydowns of available for sale securities were approximately $28.1 million and $49.4 million, respectively. Cash flows from perpetual care trust related contracts are presented as operating cash flows in Partnership’s unaudited condensed consolidated statements of cash flows.

The cost and market value associated with the assets held in the perpetual care trusts as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

September 30, 2019	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$87,453	$—	$—	$87,453
Fixed maturities:
U.S. governmental securities	2	1,081	44	(54)	1,071
Corporate debt securities	2	2,025	21	(145)	1,901
Total fixed maturities		3,106	65	(199)	2,972
Mutual funds—debt securities	1	70,425	2,730	(59)	73,096
Mutual funds—equity securities	1	16,685	1,528	(18)	18,195
Other investment funds(1)		143,050	7,143	(5,024)	145,169
Equity securities	1	14,968	1,177	(18)	16,127
Other invested assets	2	16	—	—	16
Total investments		$335,703	$12,643	$(5,318)	$343,028

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from one to seven years with three potential one year extensions at the discretion of the funds’ general partners. As of September 30, 2019 there were $41.2 million in unfunded investment commitments to the private credit funds, which are callable at any time.

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

The contractual maturities of debt securities as of September 30, 2019 and December 31, 2018, were as follows below (in thousands):

September 30, 2019	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$60	$70	$821	$119
Corporate debt securities	203	1,536	163	—
Total fixed maturities	$263	$1,606	$984	$119

December 31, 2018	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$416	$395	$32
Corporate debt securities	705	3,702	265	51
Total fixed maturities	$705	$4,118	$660	$83

Temporary Declines in Fair Value

The Partnership evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.

An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the perpetual care trusts as of September 30, 2019 and December 31, 2018 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
September 30, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$1,021	$54	$1,021	$54
Corporate debt securities	76	45	1,889	100	1,965	145
Total fixed maturities	76	45	2,910	154	2,986	199
Mutual funds—debt securities	11,348	59	3	—	11,351	59
Mutual funds—equity securities	505	18	—	—	505	18
Other investment funds	67,147	5,024	—	—	67,147	5,024
Equity securities	176	18	—	—	176	18
Total	$79,252	$5,164	$2,913	$154	$82,165	$5,318

	Less than 12 months		12 months or more		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$790	$121	$790	$121
Corporate debt securities	405	15	2,902	306	3,307	321
Total fixed maturities	405	15	3,692	427	4,097	442
Mutual funds—debt securities	21,867	591	2,814	246	24,681	837
Mutual funds—equity securities	1,382	141	—	1	1,382	142
Other investment funds	101,536	4,607	—	—	101,536	4,607
Equity securities	241	16	583	129	824	145
Total	$125,431	$5,370	$7,089	$803	$132,520	$6,173

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

Other-Than-Temporary Impairment of Trust Assets

The Partnership assesses its perpetual care trust assets for other-than-temporary declines in fair value on a quarterly basis. During the three months ended September 30, 2019, the Partnership determined that there were 49 securities with an aggregate cost basis of approximately $6.6 million and an aggregate fair value of approximately $6.0 million, resulting in an impairment of $0.6 million, with such impairment considered to be other-than-temporary. During the three months ended September 30, 2018, t the Partnership determined that there were 49 securities with an aggregate cost basis of approximately $40.0 million and an aggregate fair value of approximately $39.4 million, resulting in an impairment of $0.6 million, with such impairment considered to be other-than-temporary. During the nine months ended September 30, 2019, the Partnership determined that there were 68 securities with an aggregate cost basis of approximately $35.8 million and an aggregate fair value of approximately $34.5 million, resulting in an impairment of $1.3 million, with such impairment considered to be other-than-temporary. During the nine months ended September 30, 2018, the Partnership determined that there were 116 securities with an aggregate cost basis of approximately $158.0 million and an aggregate fair value of approximately $150.6 million, resulting in an impairment of $7.4 million, with such impairment considered to be other-than-temporary. Accordingly, the Partnership adjusted the cost basis of these assets to their current value with the offset going against the liability for perpetual care trust corpus.

8.	LONG-TERM DEBT

Total debt consisted of the following at the dates indicated (in thousands):

	September 30, 2019	December 31, 2018
9.875%/11.500% Senior Secured PIK Toggle Notes, due June 2024	376,166	$—
7.875% Senior Notes, due June 2021	—	173,613
Credit facility	—	155,739
Notes payable—acquisition debt	—	92
Insurance and vehicle financing	790	1,294
Less deferred financing costs, net of accumulated amortization	(14,280)	(9,692)
Total debt	362,676	321,046
Less current maturities	(503)	(798)
Total long-term debt	$362,173	$320,248

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

The Issuers can elect to pay interest at either a fixed rate of 9.875% per annum in cash or, at their option through January 30, 2022, a fixed rate of 7.50% per annum in cash plus a fixed rate of 4.00% per annum payable in kind by increasing the principal amount of the Senior Secured Notes or by issuing additional Senior Secured Notes. The Senior Secured Notes will require cash interest payments at 9.875% for all interest periods after January 30, 2022. Interest is payable quarterly in arrears on the 30th day of each March, June, September and December, commencing September 30, 2019. The Partnership elected the cash plus payable in kind option to pay its September 30, 2019 interest payment, resulting in a $4.0 million increase in the outstanding principal amount of the Senior Secured Notes. The Senior Secured Notes mature on June 30, 2024.

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

•

the aggregate amount of Capital Expenditures for the prior four fiscal quarters as of the last day of any fiscal quarter beginning with the fiscal quarter ended September 30, 2019 to be more than $20.0 million;

•

the average daily balance of Unrestricted Cash and unrestricted Permitted Investments of the Partnership and its subsidiaries as of the end of any day for any 10-business day period to be less than $20.0 million during the quarter ended September 30, 2019, $15.0 million during the quarter ending December 31, 2019 and $12.5 million during any subsequent quarter; or

•

the ratio of the (a) the sum of Unrestricted Cash, accounts receivable and merchandise trust account balances to (b) the aggregate principal or face amount of Consolidated Funded Indebtedness, or Asset Coverage Test, for the applicable measurement period as of the last day of any fiscal quarter beginning with the fiscal quarter ended September 30, 2019, to be less than 1.60:1.00.

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

Deferred Financing Costs

In connection with the Tranche B revolving credit facility established in February 2019, the Partnership incurred debt issuance costs and fees of approximately $3.0 million during the three months ended March 31, 2019, which was being amortized over the life of the Tranche B revolving credit facility, using the straight-line method. In connection with the issuance of its Senior Secured Notes, the Partnership incurred debt issuance costs and fees of approximately $14.3 million during nine months ended September 30, 2019, which have been deferred and are being amortized over the life of the Senior Secured Notes, using the effective interest method. No debt issuance costs or fees were incurred during the three months ended September 30, 2019.

In connection with the retirement of its revolving credit facilities and its $175.0 million, 7.875% senior notes due 2021, the Partnership wrote-off unamortized deferred financing fees of $6.9 million, during the nine months ended September 30, 2019, which is presented in loss on debt extinguishment in the accompanying unaudited condensed consolidated statement of operations.

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

Pursuant to the Series A Purchase Agreement, the Partnership agreed to file a registration statement on Form S-1 with the SEC as promptly as practicable to effect a $40.2 million rights offering of common units representing limited partnership interests in the Partnership (“Common Units”) to all holders of Common Units (other than the Purchasers, American Infrastructure Funds LP and their respective affiliates) with a purchase price of $1.20 per Common Unit (the “Rights Offering”), and agreed to use its reasonable best efforts to complete the Rights Offering within 100 days after the Closing Date. The Rights Offering occurred early in the fourth quarter of 2019, and the proceeds from the Rights Offering were used to redeem certain of the Preferred Units as described below. For further detail on the Rights Offering and the related redemption of certain Preferred Units, see Note 17 Subsequent Events.

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

Contingent Beneficial Conversion Feature

The Partnership accounts for potential beneficial conversion features under FASB ASC Topic 470-20, Debt – Debt with conversion and Other Options (“ASC 470-20”), which states that conversion terms of preferred units triggered by future events not controlled by the issuer shall be accounted for as contingent conversion options. Accordingly, the conversion feature of the Preferred Units is not considered an embedded derivative that requires bifurcation. The Partnership determined that its commitment in connection with the sale of the Preferred Units to use its best efforts to complete the Rights Offering is analogous to an initial public offering and considered to be a contingency outside the control of the holder. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion will be measured using the intrinsic value calculated at the date the contingency is resolved using the conversion price and trading value of the Partnership’s Common Units at the date the Preferred Units were issued. Accordingly, the Partnership will evaluate any discounts and any beneficial conversion features upon the resolution of the contingency. The Series A Preferred is convertible upon the completion of the Rights Offering, which occurred early in the fourth quarter of 2019.

The Partnership has the obligation to redeem a portion of the Series A Preferred from the net proceeds of the Rights Offering. Upon exercise of the redemption right, any previously recognized accretion of deemed dividends will be reversed in the period of redemption and reflected as income attributable to common unitholders in the Partnership’s consolidated statements of operations, along with the related per unit amounts.

For further detail on the Rights Offering, see Note 17 Subsequent Events.

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

Deferred revenues and related costs consisted of the following at the dates indicated (in thousands):

	September 30, 2019	December 31, 2018

Deferred contract revenues	$830,038	$830,602
Deferred merchandise trust revenue	104,740	92,718
Deferred merchandise trust unrealized gains (losses)	8,777	(9,034)
Deferred revenues	$943,555	$914,286
Deferred selling and obtaining costs	$113,601	$112,660

For the three and nine months ended September 30, 2019, the Partnership recognized $13.7 million and $54.7 million, respectively, of the customer contract liabilities balance that existed at December 31, 2018 as revenue.

The components of the customer contract liabilities, net in the Partnership’s consolidated balance sheets at September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019	December 31, 2018

Customer contract liabilities	$972,767	$937,708
Amounts due from customers for unfulfilled performance obligations on cancellable pre-need contracts	(29,212)	(23,422)
Customer contract liabilities, net	$943,555	$914,286

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

The Recapitalization Transactions, described in Note 1 General, resulted in a Change of Control as defined in the LTIP. The Change of Control accelerated the vesting of certain awards, resulting in the immediate vesting of 1,351,493 phantom and restricted units. These awards were net settled with 376,351 units withheld to satisfy the participants’ tax withholding obligations, resulting in a net number of 975,142 common units being issued. The Partnership recognized $2.2 million in unit-based compensation expense related to this accelerated vesting. These units were delivered in the third quarter of 2019.

An aggregate of 238,553 phantom units issued under the LTIP and held in deferred compensation accounts for certain directors that either became payable as a result of the Recapitalization Transactions or had previously become payable were issued in the third quarter of 2019.

An aggregate of 48,924 restricted units vested in the second quarter of 2019 in accordance with the awards’ contractual vesting schedule, which were net settled with 17,629 units withheld to satisfy the participants’ tax withholding obligations, resulting in a net number of 31,295 common units being issued. In addition, 49,379 restricted units vested in the third quarter of 2019 in accordance with the awards’ contractual vesting schedule, which were net settled with 17,772 units withheld to satisfy the participants’ tax withholding obligations, resulting in a net number of 31,607 common units being issued.

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

•

Anderson v. StoneMor Partners, LP, et al., No. 2:16-cv-6111, filed on November 21, 2016, in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in this case (as well as Klein v. StoneMor Partners, LP, et al., No. 2:16-cv-6275, filed in the United States District Court for the Eastern District of Pennsylvania on December 2, 2016, which has been consolidated with this case) brought an action on behalf of a putative class of the holders of Partnership units and allege that the Partnership made misrepresentations to investors in violation of Section 10(b) of the Securities Exchange Act of 1934 by, among other things and in general, failing to clearly disclose the use of proceeds from debt and equity offerings by making allegedly false or misleading statements concerning (a) the Partnership’s strength or health in connection with a particular quarter’s distribution announcement, (b) the connection between operations and distributions and (c) the Partnership’s use of cash from equity offerings and its credit facility. Plaintiffs sought damages from the Partnership and certain of its officers and directors on behalf of the class of Partnership unitholders, as well as costs and attorneys' fees. Lead plaintiffs have been appointed in this case, and filed a Consolidated Amended Class Action Complaint on April 24, 2017. Defendants filed a motion to dismiss that Consolidated Amended Complaint on June 8, 2017. The motion was granted on October 31, 2017, and the court entered judgment dismissing the case on November 30, 2017. Plaintiffs filed a notice of appeal on December 29, 2017. Oral argument was held before the United States Court of Appeals for the Third Circuit on November 1, 2018. On June 20, 2019, the Third Circuit affirmed the dismissal of plaintiffs’ case. On July 11, 2019, the plaintiffs filed a petition to have the appeal reheard by the entire Third Circuit, which the Third Circuit denied on September 16, 2019.  Plaintiffs have 90 days from that date to file a petition for certiorari with the United States Supreme Court to seek discretionary review of the Third Circuit’s decision.

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

The Partnership has the following balances recorded on its unaudited condensed consolidated balance sheet related to leases:

September 30, 2019
Assets:
Operating	$11,321
Finance	6,211
Total ROU assets(1)	$17,532
Liabilities:
Current
Operating	$2,080
Finance	1,236
Long-term
Operating	12,246
Finance	4,656
Total lease liabilities(2)	$20,218
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

As most of the Partnership’s leases do not provide an implicit rate, the Partnership uses its incremental borrowing rate, based on the information available at commencement date, in determining the present value of lease payments. The Partnership used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. The weighted average borrowing rates for operating and finance leases were 9.9% and 8.4%, respectively as of September 30, 2019.

The components of lease expense were as follows:

		Nine months ended September 30, 2019
Lease cost	Classification
Operating lease costs	General and administrative expense	$2,687
Finance lease costs
Amortization of leased assets	Depreciation and Amortization	899
Interest on lease liabilities	Interest expense	370
Variable lease costs	General and administrative expense	—
Short-term lease costs	General and administrative expense	—
Net Lease costs		$3,956
(1)	The Partnership does not have any short-term leases with lease terms greater than one month.

Maturities of the Partnership’s lease labilities as of September 30, 2019, per ASC 842, Leases, were as follows:

Year ending December 31,	Operating	Finance
2019	$867	$484
2020	3,320	1,761
2021	2,830	1,922
2022	2,532	1,978
2023	2,279	763
Thereafter	8,495	43
Total	$20,323	$6,951
Less: Interest	5,997	1,059
Present value of lease liabilities	$14,326	$5,892

Minimum lease commitments remaining under the Partnership’s operating leases and capital leases, per ASC 840, Leases, as of December 31, 2018 were as follows:

Year ending December 31,	Operating	Capital
2019	$4,349	$1,499
2020	2,765	1,196
2021	2,130	949
2022	1,539	558
2023	1,184	89
Thereafter	5,737	—
Total	$17,704	$4,291
Less: Interest		(875)
Present value of lease liabilities		$3,416

Operating and finance lease payments include $3.3 million related to options to extend lease terms that are reasonably certain of being exercised and $2.0 million related to residual value guarantees. The weighted average remaining lease term for operating and finance leases was 7.2 years and 3.0 years, respectively as of September 30, 2019.

As of September 30, 2019, the Partnership does not have additional operating and finance leases that have not yet commenced nor any lease transactions with its related parties. In addition, as of September 30, 2019, the Partnership has not entered into any new sale-leaseback arrangements.

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

Recurring Fair Value Measurement

At September 30, 2019 and December 31, 2018, the two financial instruments measured by the Partnership at fair value on a recurring basis were its merchandise and perpetual care trusts, which consist of investments in debt and equity marketable securities and cash equivalents that are carried at fair value and are classified as either Level 1 or Level 2 (see Note 7 Merchandise Trusts and Note 8 Perpetual Care Trusts).

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

Other Financial Instruments

The Partnership’s other financial instruments at September 30, 2019 consisted of its Senior Secured Notes (see Note 8 Long-Term Debt) and at December 31, 2018 consisted of its Senior Notes and outstanding borrowings under its revolving credit facility.

•	At September 30, 2019, the estimated fair value of the Partnership’s Senior Secured Notes was $386.5 million, based on trades made on that date, compared with the carrying amount of $376.2 million.
•	At December 31, 2018, the estimated fair value of the Partnership’s Senior Notes was $162.5 million, based on trades made on that date, compared with the carrying amount of $173.6 million.

15.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Partnership’s Senior Secured Notes are guaranteed by the Partnership’s 100% owned subsidiaries, other than the co-issuer, as described in Note 8 Long-Term Debt. The guarantees are full, unconditional, joint and several. The Partnership, or the "Parent," and its 100% owned subsidiary, Cornerstone Family Services of West Virginia Subsidiary Inc., are the co-issuers of the Senior Secured Notes. The Partnership’s unaudited condensed consolidated financial statements as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018 include the accounts of cemeteries operated under long-term leases, operating agreements and management agreements. For the purposes of this note, these entities are deemed non-guarantor subsidiaries, as they are not 100% owned by the Partnership. The Partnership’s unaudited condensed consolidated financial statements also contain merchandise and perpetual care trusts that are also non-guarantor subsidiaries for the purposes of this note.

The financial information presented below reflects the Partnership’s standalone accounts, the combined accounts of the subsidiary co-issuer, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the consolidating adjustments and eliminations and the Partnership’s consolidated accounts as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018. For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their respective subsidiaries are presented in accordance with the equity method of accounting (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

September 30, 2019	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents, excluding restricted cash	$—	$—	$42,066	$1,449	$—	$43,515
Restricted cash	—	—	20,580	—	—	20,580
Other current assets	—	3,470	69,812	11,966	—	85,248
Total current assets	—	3,470	132,458	13,415	—	149,343
Long-term accounts receivable	—	2,906	64,918	10,314	—	78,138
Cemetery and funeral home property and equipment	—	696	404,948	31,960	—	437,604
Merchandise trusts	—	—	—	519,529	—	519,529
Perpetual care trusts	—	—	—	343,028	—	343,028
Deferred selling and obtaining costs	—	5,580	90,236	17,785	—	113,601
Intangible assets	—	—	187	56,375	—	56,562
Other assets	—	—	29,939	2,779	—	32,718
Investments in and amounts due from affiliates eliminated upon consolidation	—	—	649,920	—	(649,920)	—
Total assets	$—	$12,652	$1,372,606	$995,185	$(649,920)	$1,730,523
Liabilities, Redeemable Convertible Preferred Units and Partners’ Capital (Deficit)
Current liabilities	—	150	63,418	1,520	—	65,088
Long-term debt, net of deferred financing costs	—	—	362,173	—	—	362,173
Deferred revenues	—	32,926	797,538	113,091	—	943,555
Perpetual care trust corpus	—	—	—	343,028	—	343,028
Other long-term liabilities	—	—	46,820	16,384	—	63,204
Investments in and amounts due to affiliates eliminated upon consolidation	46,525	259,737	—	570,954	(877,216)	—
Total liabilities	46,525	292,813	1,269,949	1,044,977	(877,216)	1,777,048
Redeemable convertible preferred units	57,500	—	—	—	—	57,500
Partners’ capital (deficit)	(104,025)	(280,161)	102,657	(49,792)	227,296	(104,025)
Total liabilities, redeemable convertible preferred units and partners’ capital (deficit)	$—	$12,652	$1,372,606	$995,185	$(649,920)	$1,730,523

CONSOLIDATING BALANCE SHEET

December 31, 2018	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents, excluding restricted cash	$—	$—	$16,298	$1,849	$—	$18,147
Restricted cash	—	—	—	—	—	—
Other current assets	—	3,718	64,924	11,527	—	80,169
Total current assets	—	3,718	81,222	13,376	—	98,316
Long-term accounts receivable	—	3,118	71,708	12,322	—	87,148
Cemetery and funeral home property and equipment	—	806	409,201	33,550	—	443,557
Merchandise trusts	—	—	—	488,248	—	488,248
Perpetual care trusts	—	—	—	330,562	—	330,562
Deferred selling and obtaining costs	—	5,511	88,705	18,444	—	112,660
Goodwill and intangible assets	—	—	25,676	60,607	—	86,283
Other assets	—	—	19,403	2,924	—	22,327
Investments in and amounts due from affiliates eliminated upon consolidation	61,875	(586)	539,997	—	(601,286)	—
Total assets	$61,875	$12,567	$1,235,912	$960,033	$(601,286)	$1,669,101
Liabilities, Redeemable Convertible Preferred Units and Partners’ Capital (Deficit)
Current liabilities	$—	$184	$60,216	$1,400	$—	$61,800
Long-term debt, net of deferred financing costs	68,453	105,160	146,635	—	—	320,248
Deferred revenues	—	32,147	770,337	111,802	—	914,286
Perpetual care trust corpus	—	—	—	330,562	—	330,562
Other long-term liabilities	—	—	33,553	15,230	—	48,783
Due to affiliates	—	—	173,613	543,543	(717,156)	—
Total liabilities	68,453	137,491	1,184,354	1,002,537	(717,156)	1,675,679
Redeemable convertible preferred units	—	—	—	—	—	—
Partners’ capital (deficit)	(6,578)	(124,924)	51,556	(42,502)	115,870	(6,578)
Total liabilities, redeemable convertible preferred units and partners’ capital (deficit)	$61,875	$12,567	$1,235,910	$960,035	$(601,286)	$1,669,101

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended September 30, 2019	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$1,257	$61,520	$12,154	$(1,780)	$73,151
Total costs and expenses	—	(3,336)	(64,596)	(13,440)	1,780	(79,592)
Other loss	—	—	(129)	—	—	(129)
Net loss from equity investment in subsidiaries	(42,652)	(33,050)	—	.	75,702	—
Interest expense	—	—	(12,486)	(279)	—	(12,765)
Loss on debt extinguishment	—	—	—	—	—	—
Loss on impairment of goodwill	—	—	(24,206)	(656)	—	(24,862)
Income (loss) from continuing operations before income taxes	(42,652)	(35,129)	(39,897)	(2,221)	75,702	(44,197)
Income tax benefit	—	—	1,545	—	—	1,545
Net income (loss)	$(42,652)	$(35,129)	$(38,352)	$(2,221)	$75,702	$(42,652)

Three Months Ended September 30, 2018	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$1,513	$61,254	$12,116	$(1,698)	73,185
Total costs and expenses	—	(3,192)	(68,979)	(12,728)	1,698	(83,201)
Other income	—	—	702	—	—	702
Net loss from equity investment in subsidiaries	(15,867)	(13,280)	—	—	29,147	—
Interest expense	(1,358)	(2,087)	(3,935)	(258)		(7,638)
Income (loss) from continuing operations before income taxes	(17,225)	(17,046)	(10,958)	(870)	29,147	(16,952)
Income tax expense	—	—	(273)	—	—	(273)
Net income (loss)	$(17,225)	$(17,046)	$(11,231)	$(870)	$29,147	$(17,225)

Nine Months Ended September 30, 2019	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$4,260	$187,021	$36,354	$(4,520)	$223,115
Total costs and expenses	—	(11,894)	(197,511)	(40,793)	4,520	(245,678)
Other loss	—	—	(1,475)	(2,083)	—	(3,558)
Net loss from equity investment in subsidiaries	(94,405)	(74,333)	—	—	168,738	—
Interest expense	(4,241)	(5,909)	(24,311)	(821)	—	(35,282)
Loss on debt extinguishment	(938)	(1,441)	(6,099)	—	—	(8,478)
Loss on impairment of goodwill	—	—	(24,206)	(656)	—	(24,862)
Income (loss) from continuing operations before income taxes	(99,584)	(89,317)	(66,581)	(7,999)	168,738	(94,743)
Income tax expense	—	—	(4,841)	—	—	(4,841)
Net income (loss)	$(99,584)	$(89,317)	$(71,422)	$(7,999)	$168,738	$(99,584)

Nine Months Ended September 30, 2018	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$4,563	$196,638	$38,390	$(6,890)	$232,701
Total costs and expenses	—	(10,278)	(214,804)	(41,289)	6,890	(259,481)
Other loss	—	—	(4,503)	—	—	(4,503)
Net loss from equity investment in subsidiaries	(48,090)	(40,382)	—	—	88,472	—
Interest expense	(4,075)	(6,261)	(11,755)	(767)	—	(22,858)
Income (loss) from continuing operations before income taxes	(52,165)	(52,358)	(34,424)	(3,666)	88,472	(54,141)
Income tax benefit	—	—	1,976	—	—	1,976
Net income (loss)	$(52,165)	$(52,358)	$(32,448)	$(3,666)	$88,472	$(52,165)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2019	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used in (provided by) operating activities	$—	$212	$(16,712)	$(105)	$(10,150)	$(26,755)
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures, net of proceeds from divestitures and asset sales	—	(188)	(4,158)	(147)	—	(4,493)
Payments to affiliates	(57,500)	—	—	—	57,500	—
Net cash used in investing activities	(57,500)	(188)	(4,158)	(147)	57,500	(4,493)
Cash Flows From Financing Activities:
Cash distributions	—	—	—	—	—	—
Payments from affiliates	—	—	47,350	—	(47,350)	—
Proceeds from issuance of redeemable convertible preferred units, net	57,500	—	—	—	—	57,500
Net borrowings and repayments of debt	—	(24)	38,517	(148)	—	38,345
Other financing activities	—	—	(18,649)	—	—	(18,649)
Net cash provided by (used in) financing activities	57,500	(24)	67,218	(148)	(47,350)	77,196
Net increase (decrease) in cash and cash equivalents and restricted cash	—	—	46,348	(400)	—	45,948
Cash and cash equivalents and restricted cash— Beginning of period	—	—	16,298	1,849	—	18,147
Cash and cash equivalents and restricted cash— End of period	$—	$—	$62,646	$1,449	$—	$64,095

Nine Months Ended September 30, 2018	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$363	$29,462	$(78)	$(10,336)	$19,411
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures, net of proceeds from divestitures and asset sales	—	(363)	(9,888)	(626)	—	(10,877)
Net cash used in investing activities	—	(363)	(9,888)	(626)	—	(10,877)
Cash Flows From Financing Activities:
Cash distributions	—	—	—	—	—	—
Payments to affiliates	—	—	(10,336)	—	10,336	—
Proceeds from issuance of redeemable convertible preferred units, net	—	—	—	—	—	—
Net borrowings and repayments of debt	—	—	(4,044)	—	—	(4,044)
Other financing activities	—	—	(3,268)	—	—	(3,268)
Net cash (used in) provided by financing activities	—	—	(17,648)	—	10,336	(7,312)
Net increase (decrease) in cash and cash equivalents and restricted cash	—	—	1,926	(704)	—	1,222
Cash and cash equivalents and restricted cash—Beginning of period	—	—	4,216	2,605	—	6,821
Cash and cash equivalents and restricted cash—End of period	$—	$—	$6,142	$1,901	$—	$8,043

16.	SEGMENT INFORMATION

Management operates the Partnership’s in two reportable operating segments: Cemetery Operations and Funeral Home Operations. These operating segments reflect the way the Partnership manages its operations and makes business decisions. Management evaluates the performance of these operating segments based on interments performed, interment rights sold, pre-

need cemetery and at-need cemetery contracts written, revenue and segment profit (loss). As a percentage of revenue and assets, the Partnership’s major operations consist of its cemetery operations.

The following tables present financial information with respect to the Partnership’s segments (in thousands). Corporate costs represent those not directly associated with an operating segment, such as corporate overhead, interest expense and income taxes. Corporate assets primarily consist of cash and cash equivalents and restricted cash.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
STATEMENT OF OPERATIONS DATA:
Cemetery Operations:
Revenues	$60,750	$61,405	$184,288	$191,328
Operating costs and expenses	(54,681)	(57,440)	(166,777)	(176,925)
Depreciation and amortization	(1,853)	(1,858)	(5,735)	(6,043)
Segment operating profit	$4,216	$2,107	$11,776	$8,360
Funeral Home Operations:
Revenues	12,401	11,780	38,827	41,373
Operating costs and expenses	(10,669)	(10,148)	(32,636)	(33,835)
Depreciation and amortization	(602)	(652)	(1,788)	(2,066)
Segment operating profit	$1,130	$980	$4,403	$5,472
Reconciliation of segment operating profit to net loss:
Cemetery Operations	4,216	2,107	11,776	8,360
Funeral Home Operations	1,130	980	4,403	5,472
Total segment profit	5,346	3,087	16,179	13,832
Corporate overhead	(11,595)	(12,876)	(38,145)	(39,868)
Corporate depreciation and amortization	(192)	(227)	(597)	(744)
Other gains (losses), net	(129)	702	(3,558)	(4,503)
Loss on debt extinguishment	—	—	(8,478)	—
Loss on impairment of goodwill	(24,862)	—	(24,862)
Interest expense	(12,765)	(7,638)	(35,282)	(22,858)
Income tax benefit (expense)	1,545	(273)	(4,841)	1,976
Net loss	$(42,652)	$(17,225)	$(99,584)	$(52,165)

CASH FLOW DATA:
Capital expenditures:
Cemetery Operations	$411	$2,105	$4,222	$9,378
Funeral Home Operations	465	246	1,447	465
Corporate	29	187	74	321
Total capital expenditures	$905	$2,538	$5,743	$10,164

	September 30, 2019	December 31, 2018
BALANCE SHEET DATA:
Assets:
Cemetery Operations	$1,507,873	$1,508,667
Funeral Home Operations	146,708	136,064
Corporate	75,942	24,370
Total assets	$1,730,523	$1,669,101
Goodwill:
Cemetery Operations	$—	$24,862

17.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

The tables presented below provide supplemental information to the unaudited condensed consolidated statements of cash flows regarding contract origination and maturity activity included in the pertinent captions on the Partnership’s unaudited condensed consolidated statements of cash flows (in thousands):

	Nine months ended September 30,
	2019	2018
Accounts Receivable
Pre-need/at-need contract originations (sales on credit)	(88,296)	$(95,267)
Cash receipts from sales on credit (post-origination)	73,991	100,841
Changes in accounts receivable, net of allowance	$(14,305)	$5,574
Customer Contract Liabilities
Deferrals:
Cash receipts from customer deposits at origination, net of refunds	$107,847	$114,132
Withdrawals of realized income from merchandise trusts during the period	6,699	13,815
Pre-need/at-need contract originations (sales on credit)	88,296	95,267
Undistributed merchandise trust investment earnings, net	8,367	357
Recognition:
Merchandise trust investment income, net withdrawn as of end of period	(6,985)	(7,211)
Recognized maturities of customer contracts collected as of end of period	(155,915)	(137,265)
Recognized maturities of customer contracts uncollected as of end of period	(24,449)	(38,734)
Changes in customer contract liabilities	$23,860	$40,361

18.	SUBSEQUENT EVENTS

Rights Offering

On September 25, 2019, the Partnership commenced its Rights Offering that entitled each unitholder of record (the “unitholder”) on September 26, 2019 (the “Record Date”) one non-transferable subscription right for each common unit held by the unitholder on the Record Date. Each subscription right entitled the unitholder to purchase 1.24 common units for each common unit held by the unitholder at a subscription price of $1.20 per common unit. Through the Rights Offering, which expired on October 25, 2019, 3,039,380 common units were purchased for a total of $3.6 million. The gross proceeds from the Rights Offering were used to redeem 3,039,380 of the Partnership’s outstanding Preferred Units on October 25, 2019 at a price of $1.20 per Preferred Unit.

Divestitures

As part of the Partnership’s recently launched asset sale program in the fourth quarter of 2019, the Partnership signed a non-binding letter of intent on one of its properties in October 2019 and received a $5.0 million refundable deposit. This asset sale is expected to be consummated in the first quarter of 2020.

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

BUSINESS OVERVIEW

We are a publicly-traded Delaware master-limited partnership ("MLP") and provider of funeral and cemetery products and services in the death care industry in the United States. As of September 30, 2019, we operated 321 cemeteries in 27 states and Puerto Rico, of which 291 were owned and 30 were operated under leases, operating agreements or management agreements. We also owned, operated or managed 89 funeral homes in 17 states and Puerto Rico. We are proposing to convert to a “C” Corporation which, if approved, is expected to be effective at the end of 2019. See Part 1. Item 1. Financial Statements (Unaudited)—Notes to the Unaudited Condensed Consolidated Financial Statements—Note 1 General of this Quarterly Report on Form 10-Q for further information related to the Merger and Reorganization Agreement.

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

RECENT EVENTS

The following are key events and transactions that occurred during 2019 through the date of issuance of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q:

•

Recapitalization Transactions. On June 27, 2019, we closed a $447.5 million recapitalization transaction, consisting of (i) a private placement (the “Preferred Offering”) of $62.5 million of liquidation value of Series A Convertible Preferred Units of the Partnership (“Preferred Units”) and (ii) a concurrent private placement of $385.0 million of 9.875%/11.500% Senior Secured PIK Toggle Notes due 2024 (the “Senior Secured Notes”) of the Partnership to certain financial institutions (the “Notes Offering” and together with the Preferred Offering, the “Recapitalization Transactions”). The net proceeds of the Recapitalization Transactions were used to fully repay our outstanding senior notes due in June 2021 and retire the revolving credit facility due in May 2020, as well as for associated transaction expenses, cash collateralization of existing letters of credit and other needs under the former credit facility, with the balance available for general corporate purposes;

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

•	Change in Chief Financial Officer. On September 19, 2019, Jeffrey DiGiovanni became our Senior Vice President and Chief Financial Officer, replacing Garry P. Herdler;
•

Reduction in Workforce. On January 31, 2019, we announced a profit improvement initiative as part of our ongoing organizational review. This profit improvement initiative is intended to further integrate, streamline and optimize our operations. As part of this profit improvement initiative, during the nine months ended September 30, 2019, we have undertaken certain cost reduction initiatives, including a reduction of approximately 216 positions of our workforce, related to corporate functions in Trevose, Pennsylvania as well as our field operations, a streamlining of general and administrative expenses and an optimization of location spend; and

•

Lease accounting standard. Effective January 1, 2019, we adopted the new lease accounting standard as further discussed in Part 1. Item 1. Financial Statements (Unaudited)—Notes to the Unaudited Condensed Consolidated Financial Statements—Note 1 General of this Quarterly Report on Form 10-Q which resulted in an increase in other assets of $15.3 million and increases of $2.2 million and $13.1 million in accounts payable and accrued liabilities and other long-term liabilities, respectively, in the unaudited condensed consolidated balance sheet. The adoption did not have a material impact on our results of operations or cash flows.

•

Rights offering. On September 25, 2019, we commenced our Rights Offering that entitled each unitholder of record (the “unitholder”) on September 26, 2019 (the “Record Date”) to one non-transferable subscription right for each common unit held by the unitholder on the Record Date. Each subscription right entitled the unitholder to purchase 1.24 common units for each common unit held by the unitholder at a subscription price of $1.20 per common unit. Through the Rights Offering, which expired on October 25, 2019, 3,039,380 common units were purchased for a total of $3.6 million. The gross proceeds from the Rights Offering were used to redeem 3,039,380 of our outstanding Preferred Units on October 25, 2019 at a price of $1.20 per Preferred Unit.

•

Divestitures. As part of the Partnership’s recently launched asset sale program in the fourth quarter of 2019, the Partnership signed a non-binding letter of intent on one of its properties in October 2019 and received a $5.0 million refundable deposit. This asset sale is expected to be consummated in the first quarter of 2020.

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

•

Implementation of New Strategic Initiatives. We view our substantial and diverse asset base as a strength, but we have prioritized the ways in which we view our assets. We believe that by tiering operating units by class and contribution, identifying and initiating a divestiture plan for select assets and prioritizing certain assets over others, we will be able to optimize results in our top tier properties and more efficiently manage our assets. From a portfolio review perspective, we continue to focus our resources on improving our “top tier” assets as we believe they possess the greatest potential for improved profitability. We are also minimizing costs and resources on our “lower-tier” assets to reduce the impact these assets have on profitability of the portfolio.

•

Improve Operating Efficiencies. We believe we have identified significant expense reduction opportunities in the next phase of this operational turnaround strategy with additional “4-wall level” operational savings, identified projects and industry benchmarking. In addition, we are focused on improving performance through cost reductions and revenue enhancement and executing on other long and short-term turnaround strategies that will allow us to meet our primary objectives on a continuing basis. The next phase of cost reduction and operational performance improvement opportunities have now been identified with a focus on prioritizing identified opportunities in procurement, sourcing, product hierarchy, field labor efficiencies, shared services and outsourcing. We believe that the execution of these initiatives will result in improved profitability and cash flow across the asset base. In terms of revenue enhancements, we believe we have identified the primary drivers of our sales productivity and pre-need sales issues and, while it is in the early stages, we remain focused on improving retention of sales personnel and optimizing staffing levels across our asset base; and

•

Complete C-Corporation Conversion. The Recapitalization Transactions, together with our cost structure and performance improvement efforts and the contemplated C-Corporation Conversion, are important steps to revitalizing our business and positioning us for future success.

RESULTS OF OPERATIONS

We have two distinct reportable segments, Cemetery Operations and Funeral Home Operations, which are supported by corporate costs and expenses.

Cemetery Operations

Overview

We are currently the second largest owner and operator of cemeteries in the United States of America. As of September 30, 2019, we operated 321 cemeteries in 27 states and Puerto Rico. We own 291 of these cemeteries, and we manage or operate the remaining 30 under leases, operating agreements or management agreements. Revenues from our Cemetery Operations segment accounted for approximately 83% of our total revenues for the three and nine months ended September 30, 2019.

Operating Results

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table presents operating results for our Cemetery Operations segment for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
			Variance
	2019	2018	$	%
Interments	$15,605	$17,716	$(2,111)	(12%)
Merchandise	18,014	18,023	(9)	(0%)
Services	17,068	16,419	649	4%
Interest income	2,040	2,119	(79)	(4%)
Investment and other	8,023	7,128	895	13%
Total revenues	60,750	61,405	(655)	(1%)
Cost of goods sold	10,677	12,866	(2,189)	(17%)
Cemetery expense	18,362	19,407	(1,045)	(5%)
Selling expense	14,609	14,251	358	3%
General and administrative expense	11,033	10,916	117	1%
Depreciation and amortization	1,853	1,858	(5)	(0%)
Total costs and expenses	56,534	59,298	(2,764)	(5%)
Segment operating profit	$4,216	$2,107	$2,109	100%

The following table presents supplemental operating data for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
			Variance
SUPPLEMENTAL DATA:	2019	2018	#	%
Interments performed	12,510	12,876	(366)	(3%)
Net interment rights sold (1)
Lots	5,614	4,787	827	17%
Mausoleum crypts (including pre-construction)	347	235	112	48%
Niches	379	336	43	13%
Total net interment rights sold (1)	6,340	5,358	982	18%
Number of pre-need cemetery contracts written	8,836	9,067	(231)	(3%)
Number of at-need cemetery contracts written	13,191	13,892	(701)	(5%)
Number of cemetery contracts written	22,027	22,959	(932)	(4%)

______________________________

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

Cemetery interments revenues were $15.6 million for the three months ended September 30, 2019, a decrease of $2.1 million and 12% from $17.7 million for the three months ended September 30, 2018. The change was due to a decrease in pre-need lawn crypt sales of $1.9 million and a decrease in pre-need mausoleum revenue of $1.4 million, primarily driven by a reduction in the completion of construction projects of private estates and mausoleums. These decreases were partially offset by an increase in all at-need revenues totaling $0.6 million and a decrease in the cancellation reserve of $0.6 million.

Cemetery service revenues were $17.1 million for the three months ended September 30, 2019, an increase of $0.6 million and 4% from $16.4 million for the three months ended September 30, 2018. The change was due to an increase in pre-need grave openings.

Investment and other income was $8.0 million for the three months ended September 30, 2019, an increase of $0.9 million and 13% from $7.1 million for the three months ended September 30, 2018. The change was due to an increase in investment income of $1.2 million, partially offset by a net decrease of $0.3 million in various other sources of other income.

Cost of goods sold was $10.7 million for the three months ended September 30, 2019, a decrease of $2.2 million and 17% from $12.9 million for the three months ended September 30, 2018. The change was due to a decrease in costs primarily related to markers, lots and mausoleums with an impact of $1.4 million, combined with lower revenue activity with an impact of $0.8 million.

Cemetery expenses were $18.4 million for the three months ended September 30, 2019, a decrease of $1.0 million and 5% from $19.4 million for the three months ended September 30, 2018. The change was due to a decrease in payroll and related taxes of $0.8 million, a decrease in landscaping and lawncare of $0.6 million and a decrease in employee benefits of $0.4 million.  These decreases were partially offset by increases in real estate taxes of $0.2 million, repairs and maintenance of $0.2 million, and various other expenses of $0.4 million.

Selling expenses were $14.6 million for the three months ended September 30, 2019, an increase of $0.4 million and 3% from $14.3 million for the three months ended September 30, 2018. The change was primarily due to an increase in marketing and advertising expenses of $0.9 million and an increase in regional overhead salaries and wages of $0.2 million.  These increases were partially offset by a decrease in sales incentive compensation of $0.3 million as a result of a decrease in contracts written, a decrease in employee benefits of $0.3 million and a net decrease in various other expenses of $0.1 million.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table presents operating results for our Cemetery Operations segment for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
			Variance
	2019	2018	$	%
Interments	$52,544	$58,130	$(5,586)	(10%)
Merchandise	51,870	51,766	104	0%
Services	50,400	50,647	(247)	(0%)
Interest income	5,815	6,671	(856)	(13%)
Investment and other	23,659	24,114	(455)	(2%)
Total revenues	184,288	191,328	(7,040)	(4%)
Cost of goods sold	31,263	39,387	(8,124)	(21%)
Cemetery expense	57,245	57,828	(583)	(1%)
Selling expense	44,839	47,673	(2,834)	(6%)
General and administrative expense	33,430	32,037	1,393	4%
Depreciation and amortization	5,735	6,043	(308)	(5%)
Total costs and expenses	172,512	182,968	(10,456)	(6%)
Segment operating profit	$11,776	$8,360	$3,416	41%

The following table presents supplemental operating data for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
			Variance
	2019	2018	#	%
SUPPLEMENTAL DATA:
Interments performed	39,048	41,550	(2,502)	(6%)
Net interment rights sold (1)
Lots	17,295	20,264	(2,969)	(15%)
Mausoleum crypts (including pre-construction)	904	1,082	(178)	(16%)
Niches	1,269	1,195	74	6%
Total net interment rights sold (1)	19,468	22,541	(3,073)	(14%)
Number of pre-need cemetery contracts written	27,336	30,776	(3,440)	(11%)
Number of at-need cemetery contracts written	41,063	43,895	(2,832)	(6%)
Number of cemetery contracts written	68,399	74,671	(6,272)	(8%)

______________________________

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

Cemetery interments revenues were $52.5 million for the nine months ended September 30, 2019, a decrease of $5.6 million and 10% from $58.1 million for the nine months ended September 30, 2018. The change was due to a decrease in pre-need lot sales of $2.5 million, a decrease in pre-need lawn crypt sales of $2.4 million and a decrease in pre-need mausoleum revenue of $1.3 million, primarily driven by a reduction in the completion of pre-construction projects of private estates and mausoleums. These decreases were partially offset by a net increase in various other interment revenues of $0.6 million.

Cemetery services revenues were $50.4 million for the nine months ended September 30, 2019, a decrease of $0.2 million from $50.6 million for the nine months ended September 30, 2018. The change was due to a decrease in at-need openings and closings of $1.5 million and a decrease in non-opening and closing pre-need services of $0.5 million. These decreases were partially offset by an increase in pre-need openings and closings of $1.2 million and an increase in revenues from non-opening and closing at-need services of $0.6 million.

Interest income was $5.8 million for the nine months ended September 30, 2019, a decrease of $0.9 million and 13% from $6.7 million for the nine months ended September 30, 2018. The change was primarily due to a decrease in accounts receivable outstanding driven by the accelerated collection of pre-need receivables in 2018.

Investment and other income was $23.7 million for the nine months ended September 30, 2019, a decrease of $0.5 million and 2% from $24.1 million for the nine months ended September 30, 2018. The change was due to land sales of $0.5 million in the prior period that did not recur in the current period, combined with a net decrease of $1.0 million in various other sources of other income. These decreases were partially offset by an increase in investment income of $1.0 million.

Cost of goods sold was $31.3 million the nine months ended September 30, 2019, a decrease of $8.1 million and 21% from $39.4 million for the nine months ended September 30, 2018. The change was due to a decrease of $2.9 million related to lower revenue activity and a $3.3 million decrease in costs primarily related to markers, caskets, lots and the servicing of contacts acquired through acquisition. These decreases were combined with $1.9 million of vault inventory adjustments and impairments that were recorded in the first quarter of 2018, but which did not recur in 2019.

Cemetery expenses were $57.2 million for the nine months ended September 30, 2019, a decrease of $0.6 million and 1% from $57.8 million for the nine months ended September 30, 2018. The change was due to decreases in payroll and related taxes of $2.3 million, employee benefits of $0.2 million and various other expenses of $0.1 million.  These decreases were partially offset by an increase in repairs and maintenance of $0.9 million, an increase in landscaping and lawncare expense of $0.6 million, and an increase in real estate taxes of $0.5 million.

Selling expenses were $44.8 million for the nine months ended September 30, 2019, a decrease of $2.8 million and 6% from $47.7 million for the nine months ended September 30, 2018. The change was due to a decrease in sales incentive compensation of $2.6 million related to a decrease in contracts written in the current period and the elimination of an annual sales trip bonus, a decrease in other payroll of $0.5 million partially due to elimination of a telemarketing group, a decrease in related payroll taxes and benefits of $0.6 million and a decrease in various other expenses of $0.4 million. These decreases were partially offset by an increase in marketing and advertising expense of $1.3 million.

General and administrative expenses were $33.4 million for the nine months ended September 30, 2019, an increase of $1.4 million and 4% from $32.0 million for the nine months ended September 30, 2018. The change was due to an increase in payroll and related taxes of $3.6 million associated with the implementation of a general manager operating model, combined with an increase in the cost of surety bonds of $0.5 million. These increases were partially offset by decreases in insurance expense of $0.8 million, legal fees of $0.7 million, non-general manager related payroll of $0.5 million, employee benefits of $0.4 million and a net decrease in various other expenses of $0.3 million.

Depreciation and amortization expenses were $5.7 million for the nine months ended September 30, 2019, a decrease of $0.3 million and 5% from $6.0 million for the nine months ended September 30, 2018. The change was due to routine depreciation and amortization of the associated asset base.

Funeral Home Operations

Overview

As of September 30, 2019, we owned, operated or managed 89 funeral homes. These properties are located in 17 states and Puerto Rico. Revenues from Funeral Home Operations accounted for approximately 17% of our total revenues for the three and nine months ended September 30, 2019.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table presents operating results for our Funeral Home Operations for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
			Variance
	2019	2018	$	%
Merchandise	$5,572	$5,581	$(9)	(0%)
Services	6,829	6,199	630	10%
Total revenues	12,401	11,780	621	5%
Merchandise	1,896	1,341	555	41%
Services	5,351	5,493	(142)	(3%)
Depreciation and amortization	602	652	(50)	(8%)
Other	3,422	3,314	108	3%
Total expenses	11,271	10,800	471	4%
Segment operating profit	$1,130	$980	$150	15%

Funeral home services revenues were $6.8 million for the three months ended September 30, 2019, an increase of $0.6 million and 10% from $6.2 million for the three months ended September 30, 2018. The change was due to an increase in at-need service revenues of $0.4 million combined with a net increase in various other funeral home service revenues of $0.2 million.

Funeral home expenses were $11.3 million for the three months ended September 30, 2019, an increase of $0.5 million and 4% from $10.8 million for the three months ended September 30, 2018. The change was due to an increase in casket costs of $0.5 million, a gain on the disposal of assets of $0.2 million in 2018 that did not recur in 2019, and a net increase in various other expenses of $0.2 million. These increases were offset by a $0.4 million decrease in expenses driven by divestitures in 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table presents operating results for our Funeral Home Operations for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
			Variance
	2019	2018	$	%
Merchandise	$17,920	$19,532	$(1,612)	(8%)
Services	20,907	21,841	(934)	(4%)
Total revenues	38,827	41,373	(2,546)	(6%)
Merchandise	5,227	4,927	300	6%
Services	16,363	16,593	(230)	(1%)
Depreciation and amortization	1,788	2,066	(278)	(13%)
Other	11,046	12,315	(1,269)	(10%)
Total expenses	34,424	35,901	(1,477)	(4%)
Segment operating profit	$4,403	$5,472	$(1,069)	(20%)

Funeral home merchandise revenues were $17.9 million for the nine months ended September 30, 2019, a decrease of $1.6 million and 8% from $19.5 million for the nine months ended September 30, 2018. The change was due to a decrease in revenues from the maturing of pre-need contracts with an impact of $1.0 million, a net decrease in revenues from various other products of $0.4 million and a $0.2 million decrease in revenues driven by divestitures in 2018.

Funeral home services revenues were $20.9 million for the nine months ended September 30, 2019, a decrease of $0.9 million and 4% from $21.8 million for the nine months ended September 30, 2018. The change was due to a decrease in insurance commission revenue of $0.3 million, a decrease in revenues from the maturing of pre-need contracts with an impact of $0.2 million, a net decrease in at-need services of $0.2 million, and a net decrease in revenues from various other products and divestitures of $0.2 million.

Funeral home expenses were $34.4 million for the nine months ended September 30, 2019, a decrease of $1.5 million and 4% from $35.9 million for the nine months ended September 30, 2018. The change was due to savings of $1.8 million achieved with the elimination of the insurance sales group and a decrease in depreciation and amortization of $0.3 million related to routine depreciation and amortization of the associated asset base. In addition, there was a $0.4 million decrease in funeral home expenses related to divestitures in 2018. Partially offsetting these decreases was an increase in casket costs of $0.7 million, a gain on the disposal of assets of $0.2 million in 2018 that did not recur in 2019 and a net increase in various other expenses of $0.1 million.

Corporate

Operating Results

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

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

In the current and prior year we incurred a number of expenses that are likely to not recur. They primarily consisted of severance from corporate reductions in force, C-Corporation conversion fees, ASC 606 implementation costs, financial advisory fees, executive placement fees and retention incentives, and are summarized in the following table:

	Three Months Ended September 30,
			Variance
	2019	2018	$	%
Corporate overhead	$11,595	$12,876	$(1,281)	(10%)
Non-recurring adjustments
Severance	457	434	23	5%
C-Corporation Conversion fees	614	982	(368)	(37%)
Other professional fees and other	1,124	1,741	(617)	(35%)
Total non-recurring adjustments	2,195	3,157	(962)	(30%)
Corporate overhead, adjusted	$9,400	$9,719	$(319)	(3%)

Corporate overhead expense was $11.6 million for the three months ended September 30, 2019, a decrease of $1.3 million and 10% from $12.9 million for the three months ended September 30, 2018. The change was due to the following:

•	savings in payroll and benefits of $0.6 million resulting primarily from a reduction in workforce earlier in the year;
•	a reduction in professional fees of $0.9 million primarily resulting from completion of the ASC 606 implementation project and C-Corporation conversion fees; and
•	an increase in payroll of $0.2 million due to severance and bonuses

Other Gains (Losses), Net

Other gains (losses), net was a loss of $0.1 million for the three months ended September 30, 2019, an increase of $0.8 million and 118% compared to a gain of $0.7 million for the three months ended September 30, 2018. The change was due to a gain from the sale of a funeral home and an unused cemetery building in the prior year that did not recur in the current period.

Interest Expense

Interest expense was $12.8 million for the three months ended September 30, 2019, an increase of $5.1 million and 67% from $7.6 million for the three months ended September 30, 2018. The change was due to the following:

•	an increase of $8.2 million related to a higher interest rate and principal on the Senior Secured Notes compared to the interest rate and principal under the prior revolving credit facility;
•	a decrease of $2.8 million resulting from the payoff of the revolving credit facility in the second quarter of 2019; and
•	a decrease of $0.3 million due to a longer amortization period for deferred financing fees.

Loss on Impairment of Goodwill

Loss on impairment of goodwill was $24.9 million for the three months ended September 30, 2019. During the current quarter, management conducted an interim goodwill impairment assessment. As a result of such assessment, management concluded on November 4, 2019 that the carrying value of our Cemetery Operations reporting unit exceeded its fair value, and our goodwill was fully impaired as of September 30, 2019, resulting in a $24.9 million impairment charge. This impairment charge will not result in any current or future cash expenditures. There was no goodwill impairment for the three months ended September 30, 2018.

Income Tax Benefit (Expense)

Income tax benefit was $1.5 million for the three months ended September 30, 2019 compared to $0.3 million of income tax expense for the three months ended September 30, 2018. The income tax benefit in the three months ended September 30, 2019 was due to our ability to use our net operating loss carryovers to offset deferred tax liabilities recorded in the second quarter of 2019. The income tax expense for the quarter ended September 30, 2018 was primarily driven by changes in the 2017 Tax Act, which allowed us to use post December 31, 2017 net operating losses against long-life deferred tax liabilities. Our effective tax rate differs from our statutory tax rate primarily, because our legal entity structure includes different tax filing entities, including partnerships with significant income that are not subject to entity level income taxes.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Corporate Overhead

The following table summarizes our corporate overhead by expense category for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
			Variance
	2019	2018	$	%
Corporate overhead	$38,145	$39,868	$(1,723)	(4%)
Non-recurring adjustments
Severance	1,433	1,023	410	40%
C-Corporation Conversion fees	1,671	1,670	1	0%
Other professional fees and other	4,842	5,185	(343)	(7%)
Total non-recurring adjustments	7,946	7,878	68	1%
Corporate overhead, adjusted	$30,199	$31,990	$(1,791)	(6%)

Corporate overhead expense was $38.1 million for the nine months ended September 30, 2019, a decrease of $1.7 million and 4% from $39.9 million for the nine months ended September 30, 2018. The change was due to the following:

•	savings in payroll and benefits of $3.0 million resulting from a reduction in workforce earlier in the year;
•	a decrease in accounting fees of $1.2 million primarily related to accounting consulting and completion of the ASC 606 implementation project;
•	a decrease of $1.2 million in various other expenses, with the largest being recruiting with an impact of $0.5 million;
•	an increase in stock compensation expense of $0.8 million;
•	an increase in legal settlements of $0.9 million;
•	an increase in payroll of $1.0 million due to severance and bonuses; and
•

an increase of $1.0 million in other professional fees primarily resulting from fees paid to a financial advisor and fees paid to consultants; partially offset by fees paid to an interim executive in the prior year that were not incurred in the current period.

Corporate Depreciation and Amortization

Depreciation and amortization expense was $0.6 million for the nine months ended September 30, 20199, a decrease of $0.1 million and 20% from $0.7 million for the nine months ended September 30, 2018. The change was due to routine depreciation and amortization of the associated asset base.

Other Losses, Net

Other losses, net was $3.6 million for the nine months ended September 30, 2019, a decrease of $0.9 million and 21% from $4.5 million for the nine months ended September 30, 2018. Other losses, net for the nine months ended September 30, 2019 consisted primarily of a $2.1 loss on the termination of a management agreement and a $1.3 million impairment of cemetery property, both of which occurred in the second quarter of 2019. Other losses, net for the nine months ended September 30, 2018 consisted primarily of losses related to damaged merchandise of approximately $5.0 million, partially offset by a gain of $0.7 million from the sale of a funeral home and an unused cemetery building.

Interest Expense

Interest expense was $35.3 million for the nine months ended September 30, 2019, an increase of $12.4 million and 54% from $22.9 million for the nine months ended September 30, 2018. The change was due to the following:

•	an increase of $8.8 million related to a higher interest rate and principal on the Senior Secured Notes compared to the interest rate and principal under the prior revolving credit facility;
•	an increase of $3.4 million due to the write-off and amortization of deferred financing fees; and
•	an increase of $0.2 million related to higher interest and increased borrowings on the revolving credit facilities in the first half of 2019.

Loss on Debt Extinguishment

Loss on debt extinguishment was $8.5 million for the nine months ended September 30, 2019. This related to the write-off of deferred financing fees of $6.9 million and original issue discounts of $1.6 million associated with the refinancing of the senior notes and revolving credit facilities. For the nine months ended September 30, 2018 there was no loss on debt extinguishment.

Loss on Impairment of Goodwill

Loss on impairment of goodwill was $24.9 million for the nine months ended September 30, 2019. During the current quarter management conducted an interim goodwill impairment assessment. As a result of such assessment, management concluded on November 4, 2019 that the carrying value of our Cemetery Operations reporting unit exceeded its fair value, and our goodwill was fully impaired as of September 30, 2019, resulting in a $24.9 million impairment charge. This impairment charge will not result in any current or future cash expenditures. There was no goodwill impairment for the nine months ended September 30, 2018.

Income Tax Expense

Income tax expense was $4.8 million for the nine months ended September 30, 2019 compared to $2.0 million income tax benefit for nine months ended September 30, 2018. The income tax expense in the nine months ended September 30, 2019 was primarily due to IRC Section 382 limitations created by the Preferred Offering on our ability to use our net operating loss carryovers to offset existing deferred tax liabilities. The income tax benefit for the nine months ended September 30, 2018 was primarily driven by changes in the 2017 Tax Act with allowed us to use post December 31, 2017 net operating losses against long-life deferred tax liabilities. Our effective tax rate differs from our statutory tax rate primarily, because our legal entity structure includes different tax filing entities, including partnerships with significant income that are not subject to entity level income taxes.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are cash generated from operations and the remaining balance of the proceeds from the sale of the Senior Secured Notes. As a MLP, our primary cash requirements, in addition to normal operating expenses, are for capital expenditures, net contributions to the merchandise and perpetual care trust funds, debt service and cash distributions. In general, as part of our operating strategy, we expect to fund:

•

working capital deficits through available cash, including the remaining balance of the proceeds from the sale of the Senior Secured Notes, cash generated from operations and divestitures of non-core assets;

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

While we rely heavily on our available cash and cash flows from operating activities to execute our operational strategy and meet our financial commitments and other short-term financial needs, we cannot be certain that sufficient capital will be generated through operations or be available to us to the extent required and on acceptable terms. We have experienced negative financial trends, including use of cash in operating activities, which, when considered in the aggregate, raise substantial doubt about the Partnership’s ability to continue as a going concern. These negative financial trends include:

•

we have continued to incur net losses for the three and nine months ended September 30, 2019 and have an accumulated deficit and negative cash flows from operating activities as of September 30, 2019, due to an increased competitive environment, increased expenses due to the proposed C-Corporation Conversion and increases in professional fees and compliance costs; and

•

a decline in billings coupled with the increase in professional, compliance and consulting expenses tightened our liquidity position and increased reliance on long-term financial obligations, which, in turn, eliminated our ability to pay distributions.

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

•	continue to manage recurring operating expenses and seek to limit non-recurring operating expenses over the next twelve-month period; and
•	identify and complete sales of select assets to provide supplemental liquidity.

Based on our forecasted operating performance, planned actions to improve profitability, cash flows and projected plans to file financial statements on a timely basis consistent with the debt covenants, we do not believe it is probable that we will breach the covenants under the Indenture for the next twelve-month period. However, there is no certainty that our actual operating performance and cash flows will not be substantially different from forecasted results, and no certainty we will not need amendments to the Indenture in the future. Factors that could impact the significant assumptions used by us in assessing our ability to satisfy its financial covenants include the following:

•	operating performance not meeting reasonably expected forecasts;
•	failing to generate profitable sales;
•	failing to achieve cost reduction targets;
•	inability to achieve and capitalize on its divestiture strategy;
•	investments in the Partnership's trust funds experiencing significant declines due to factors outside its control;
•	inability to compete successfully with other cemeteries and funeral homes in the Partnership's markets;
•	the number of deaths in the Partnership's markets declining; and
•	the mix of funeral and cemetery revenues between burials and cremations.

If our planned, implemented and not yet implemented actions are not completed or implemented and cash savings are not realized, or we fail to improve our operating performance and cash flows or we are not able to comply with the covenants under the Indenture, we may be forced to limit our business activities, limit our ability to implement further modifications to our operations or limit the effectiveness of some actions that are included in our forecasts, amend the Indenture and/or seek other sources of capital, and we may be unable to continue as a going concern. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business. Given our level of cash and cash equivalents, to preserve capital resources and liquidity, the Board of Directors of the General Partner concluded that it was not in the best interest of unitholders to pay distributions to unitholders after the first quarter of 2017. In addition, the Indenture effectively prohibits the Partnership from making distributions to unitholders. Any of these events may have a material adverse effect on our results of operations and financial condition. Our ability to meet our obligations at September 30, 2019, and to continue as a going concern, is dependent upon achieving the action plans noted above. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2019 were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments, if any, that would be necessary should we be required to liquidate its assets.

Goodwill

The Partnership’s goodwill balance was $24.9 million at September 30, 2019 and December 31, 2018. Due to a decline in the market value of the Partnership’s unit values and the Partnership’s significant under-performance relative to historical or projected future operating results noted during the nine months ended September 30, 2019, management conducted an interim goodwill impairment assessment as of September 30, 2019. This impairment charge will not result in any current or future cash expenditures. As a result of such assessment, management concluded on November 3, 2019 that the carrying value of the Partnership’s Cemetery Operations reporting unit exceeded its fair value, and the Partnership’s goodwill was fully impaired as of September 30, 2019. We recognized a $24.9 million impairment charge included in Other losses, net in the accompanying unaudited condensed consolidated statement of operations during the three and nine months ended September 30, 2019.

Cash Flows

The following table summarizes our unaudited condensed consolidated statements of cash flows by class of activities in thousands:

	Nine Months Ended September 30,

	2019	2018
Net cash provided by (used in) operating activities	$(26,755)	$19,411
Net cash used in investing activities	(4,493)	(10,877)
Net cash provided by (used in) financing activities	77,196	(7,312)

Significant sources and uses of cash during the Nine Months Ended September 30, 2019 and 2018

Operating Activities

Net cash used in operations was $26.8 million for the nine months ended September 30, 2019 compared to $19.4 million of net cash provided by operations during the nine months ended September 30, 2018. The following attributed to the decrease in cash outflows of $46.2 million:

•

Change in cash from accounts payable and accrued liabilities – $10.4 million: We aggressively managed our working capital in 2018 to maximize cash flows. Upon completion of the Recapitalization Transaction, we made a significant paydown on our payables.

•

Cash interest – $8.6 million: Cash interest paid during the nine months ended September 30, 2019 increased by $8.6 million as compared to the prior period, as we incurred more debt under the amended credit facility, which had higher debt service costs during the first half of 2018. In addition, our Senior Secured Notes, which we used to refinance our prior revolving credit facility at the end of the second quarter of 2018 have a higher interest rate and principal as compared to the prior revolving credit facility.

•

Impact of early payoff – $13.6 million: In order to improve the liquidity profile of the business in 2018, we ran an early payoff program. The early payoff program offered customers with outstanding pre-need receivable contracts the opportunity to pre-pay their outstanding balance at a 15% discount. This resulted in $13.6 million of net cash flow in the nine months ended September 30, 2018. This early payoff program was not run during the nine months ended September 30, 2019.

•

Merchandise trust distributions – $10.9 million: Distribution of excess income in our merchandise trusts during the nine months ended September 30, 2019 was $0.8 million as compared to $11.7 million during the prior period.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $4.5 million as compared to $10.9 million in the comparable 2018 period. The cash used in investing activities for the nine months ended September 30, 2019 was primarily attributable to capital expenditures of $5.7 million for both purchases and maintenance of property, plant and equipment, offset by proceeds from the termination of one of our management agreements of $1.3 million. Net cash used in investing activities during the nine months ended September 30, 2018 consisted of $10.2 million used for capital expenditures and $1.7 million used for acquisitions, partially offset by $1.0 million of proceeds from asset sales.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 increased $84.5 million from the nine months ended September 30, 2018 to $77.2 million, primarily due to net proceeds of $410.1 million and $57.5 million from the issuance of the Senior Secured Notes and the Preferred Offering, respectively, which were both related to our comprehensive recapitalization, as described in Note 8 Long-Term Debt and Note 9 Redeemable Convertible Preferred Units and Partners’ Deficit of the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. These investing proceeds were offset by the repayment in full of the prior senior notes and revolving credit facilities of $366.6 million, the payment of $18.0 million in financing costs related to the debt refinancing and debt amendments and principal payments of $1.0 million for our finance leases. Net cash provided by financing activities during the nine months ended September 30, 2018 consisted primarily of $4.0 million of net proceeds from borrowings, partially offset by $3.3 million of financing costs.

The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Maintenance capital expenditures	$553	$1,797	$1,646	$3,954
Expansion capital expenditures	352	741	4,097	6,210
Total capital expenditures	$905	$2,538	$5,743	$10,164

Contractual Obligations

In the normal course of business, we enter into various contractual and contingent obligations that impact or could impact our liquidity. The table below contains the significant changes from the Contractual Obligations disclosed in our 2018 Annual Report on Form 10-K filed on April 3, 2019 (the “Annual Report”). The changes are reflective of the refinancing of our senior notes and the issuance of our Senior Secured Notes (in thousands):

	Total	2019	2020-2022	2023-2025	2026+
Contractual Obligations:
Debt(1)	$714,744	$22,994	$145,538	$546,212	$—
Total	$714,744	$22,994	$145,538	$546,212	$—
(1)

Represents the interest payable and par value of our Senior Secured Notes (as defined herein) due and does not include the unamortized debt discounts of   at September 30, 2019. This table assumes that we pay the fixed rate of 7.50% per annum in cash plus the fixed rate of 4.00% per annum payable in kind through January 30, 2022 and that current principal amounts outstanding under the Senior Secured Notes are not repaid until the maturity date of June 30, 2024.

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

For the nine months ended September 30, 2019 and 2018, we had $91.4 million and $90.8 million, respectively, of cash receipts from sales attributable to related bond contracts. These amounts do not consider reductions associated with taxes, obtaining costs or other costs.

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

There have been no significant changes to the critical accounting policies and estimates identified in our Annual Report, as described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in that report.

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

INTEREST-BEARING INVESTMENTS

Our fixed-income securities subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of September 30, 2019, the fair value of fixed-income securities in our merchandise trusts and perpetual care trusts represented 0.2% and 0.9%, of the fair value of total trust assets, respectively. The aggregate of the quoted fair value of these fixed-income securities was $1.1 million and $3.0 million in the merchandise trusts and perpetual care trusts, respectively, as of September 30, 2019. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these fixed-income securities would change the fair market value of the assets in both our merchandise trusts and perpetual care trusts by less than $0.1 million based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized. Our money market and other short-term investments subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of September 30, 2019, the fair value of money market and short-term investments in our merchandise trusts and perpetual care trusts represented 35.1% and 25.5%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair value of these money market and short-term investments was $182.6 million and $87.5 million in the merchandise trusts and perpetual care trusts, respectively, as of September 30, 2019. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these money market and short-term investments would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $1.8 million and $0.9 million, respectively, based on discounted expected future cash flows.

MARKETABLE EQUITY SECURITIES

Our marketable equity securities subject to market risk consist primarily of certain investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open-ended mutual funds. As of September 30, 2019, the fair value of marketable equity securities in our merchandise trusts and perpetual care trusts represented 2.8% and 4.7%, of the fair value of total trust assets, respectively. The aggregate of the quoted fair market value of these individual equity securities was $14.5 million and $16.1 million in our merchandise trusts and perpetual care trusts, respectively, as of September 30, 2019, based on final quoted sales prices. Holding all other variables constant, a hypothetical 10% change in variable interest rates of the equity securities would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $1.4 million and $1.6 million, respectively, based on discounted expected future cash flows. As of September 30, 2019, the fair value of marketable closed and open-ended mutual funds in our merchandise trusts represented 33.3% of the fair value of total merchandise trust assets, 70.8% of which pertained to fixed-income mutual funds. As of September 30, 2019, the fair value of marketable closed and open-ended mutual funds in our perpetual care trusts represented 26.6% of total perpetual care trust assets, 80.1% of which pertained to fixed-income mutual funds. The aggregate of the quoted fair market value of these closed and open-ended mutual funds was $172.8 million and $91.3 million in the merchandise trusts and perpetual care trusts, respectively, as of September 30, 2019, based on final quoted sales prices, of which $122.4 million and $73.1 million, respectively, pertained to fixed-income mutual funds. Holding all other variables constant, a hypothetical 10% change in the average market prices of the closed and open-ended mutual funds would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $17.3 million and $9.1 million, respectively, based on discounted expected future cash flows.

OTHER INVESTMENT FUNDS

Other investment funds are measured at fair value using the net asset value per share practical expedient. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from one to eight years with three potential one year extensions at the discretion of the funds’ general partners. This asset class has an inherent valuation risk as the values provided by investment fund managers may not represent the liquidation values obtained by the trusts upon redemption or liquidation of the fund assets. As of September 30, 2019, the fair value of other investment funds in our merchandise trusts and perpetual care trusts represented 25.2% and 42.3%, respectively, of the fair value of total trust assets. The fair market value of the holdings in these funds was $130.8 million and $145.2 million in our merchandise trusts and perpetual care trusts, respectively, as of September 30, 2019, based on net asset value quotes.

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

Our management, including the CEO and CFO, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2019. Based on such evaluation, our CEO and CFO concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

We previously identified and reported material weaknesses in internal control over financial reporting as of December 31, 2018 in our Annual Report related to the following:

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

STATUS OF REMEDIATION OF MATERIAL WEAKNESSES

While we continue to make improvements to our internal control over financial reporting related to the material weaknesses described above, material weaknesses continue to exist, and we believe that the material weaknesses referenced above accurately reflect the material weaknesses in our internal control over financial reporting as of September 30, 2019. Management, with oversight from our Audit Committee, has identified and planned actions that we believe will remediate the material weaknesses described above once fully implemented and operating for a sufficient period of time, and we will continue to devote significant time and attention, including internal and external resources, to these remedial efforts.

We will test the ongoing operating effectiveness of the new remedial controls subsequent to implementation and consider the material weaknesses remediated after the applicable remedial controls operate effectively for a sufficient period of time.

Refer to the Annual Report for further details on the remediation efforts.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal quarter ended September 30, 2019, we continued to make improvements to our internal control over financial reporting with respect to material weaknesses that had been present at that time, and those remediation efforts remain ongoing. Other than as described above and in greater detail in our Annual Report, there were no changes in our internal control over financial reporting as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risk factors set forth below, we remain subject to the risk factors disclosed in Part I, Item 1A. Risk Factors of our Annual Report, which are incorporated by reference herein.

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

Our indebtedness requires significant interest and principal payments. As of September 30, 2019, we had $390.0 million of total debt (excluding debt issuance costs, debt discounts and capital lease obligations), consisting of $389.0 million of Senior Secured PIK Toggle Notes (the “Senior Secured Notes”) and $0.8 million of financed vehicles. The Issuers are to pay quarterly interest at either a fixed rate of 9.875% per annum in cash or, at their periodic option through January 30, 2022, a fixed rate of 7.50% per annum in cash plus a fixed rate of 4.00% per annum payable in kind. The Senior Secured Notes will require cash interest payments at 9.875% for all interest periods after January 30, 2022. We elected the cash plus payable in kind option to pay our September 30, 2019 interest payment, resulting in a $4.0 million increase in the outstanding principal amount of the Senior Secured Notes.

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

In addition, the indenture governing the Senior Secured Notes (the “Indenture”) prohibits us from incurring additional debt or liens for working capital expenditures, acquisitions or other purposes (subject to very limited exceptions), requires us to maintain a minimum liquidity level on a rolling ten business day basis and requires us to meet minimum interest and asset coverage ratios as of the end of each fiscal quarter. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to repay our indebtedness and comply with the restrictive and financial maintenance covenants will be dependent on, among other things, the successful execution of our turnaround strategy. If we require additional capacity under the restrictive covenants to successfully execute our turnaround strategy or if we are unable to comply with the financial maintenance covenants, we will need to seek an amendment from a majority of the holders of the Senior Secured Notes. No assurances can be given that we will be successful in obtaining such an amendment and any failure to obtain such an amendment will have a material adverse effect on our business operations and our financial results.

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

We have incurred negative cash flows from operations and net losses for several years and have an accumulated deficit as of September 30, 2019, due to an increased competitive environment, increased expenses due to the proposed C-Corporation Conversion and increases in professional fees and compliance costs. To the extent that we continue to have negative operating cash flow in future periods, we may not have sufficient liquidity and we may not be able to successfully implement our turnaround strategy. We cannot predict if or when we will operate profitably and generate positive cash flows.

The prohibition on incurring additional debt in the Indenture, as well as future operating results, may require us to issue additional equity securities to finance our working capital and capital expenditure needs. Any such equity issuance may be at a price less than the then-current market price, which would result in dilution to your interest in the Partnership.

The Indenture prohibits us from incurring additional debt, including to fund working capital and capital expenditures, subject to very limited exceptions. This prohibition may require us to issue additional equity securities, which may be in the form of additional preferred units or common units, in order to provide us with sufficient cash to fund our working capital, liquidity and capital expenditure needs. There can be no assurance as to the price and terms on which such equity securities may be issued, and your equity interest in the Partnership may be materially diluted. Furthermore, there can be no assurances that we will be able to issue additional equity on any terms, in which case we may not have sufficient cash to fund our working capital, liquidity and capital expenditure needs and we may be unable to comply with one or more of the financial maintenance covenants in the Indenture.

Restrictions in the Indenture prohibit us from making distributions to you.

The Indenture prohibits us from making distributions to you. As a result, a return on any common units an investor may purchase may only be achieved if our common units trade at a premium to the price paid to acquire such common units.

We must comply with covenants in the Indenture. Failure to comply with these covenants, which may result from events that are not within our control, may result in an Event of Default under the Indenture, which would have a material adverse effect on the business and financial condition of the Partnership and on the trading price of our common units.

The operating and financial restrictions and covenants in the Indenture restrict our ability to finance future operations or capital needs, including working capital and other liquidity, or to expand or pursue our business activities. For example, the Indenture requires us to comply with various affirmative covenants regarding, among other matters, maintenance and investment of trust funds and trust accounts into which certain sales proceeds are required by law to be deposited, minimum liquidity and other covenants. The Indenture also includes other restrictive and financial maintenance covenants including, but not limited to:

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

Our ability to make scheduled payments on, or to refinance, our debt obligations depends, in part, on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, commodity risks and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investment decisions and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The Indenture restricts our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If we breach our covenants under our senior credit facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our senior credit facilities, and the lenders could exercise their rights and we could be forced into bankruptcy or liquidation.

Our merchandise and perpetual care trust funds own investments in equity securities, fixed income securities and mutual funds, which are affected by financial market conditions that are beyond our control.

Pursuant to state law, a portion of the proceeds from pre-need sales of merchandise and services is put into merchandise trusts until such time that the Partnership meets the requirements for releasing trust principal, which is generally delivery of merchandise or performance of services. In addition, the Indenture also provides certain limitations on how the assets in the merchandise trusts may be invested. Generally, a majority of the investment earnings generated by the assets in the merchandise trusts, including realized gains and losses, are deferred until the associated merchandise is delivered or the services are performed.

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

We are involved in Legal Proceedings.

We are involved in the disputes and legal proceedings as discussed in Part 1. Item 1. Financial Information—Notes to the Unaudited Condensed Consolidated Financial Statements—Note 11 Commitments and Contingencies of this Quarterly Report on Form 10-Q. Although Anderson v. StoneMor Partners, LP, et al., No. 2:16-cv-6111 was dismissed by the District Court of Pennsylvania, and that dismissal was affirmed by the Third Circuit on June 20, 2019, which also denied a petition for rehearing on September 16, 2019. Plaintiffs have 90 days from that date to file a petition for certiorari with the United States Supreme Court seeking discretionary review of the Third Circuit’s decision. We remain a party to other ongoing litigation against us. In addition, as a public company, we are also potentially susceptible to litigation, such as claims asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. There can be no assurance that an adverse result in any future proceeding would not have a potentially material adverse on our business, results of operations or financial condition.

Economic, financial and stock market fluctuations could affect future potential earnings and cash flows and could result in future intangible assets and long-lived asset impairments.

In addition to an annual review, we assess the impairment of goodwill, intangible assets and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in the market value of our stock or debt values, significant under-performance relative to historical or projected future operating results, and significant negative industry or economic trends. If these factors occur, we may have a triggering event, which could result in an impairment of our goodwill. Throughout 2019, we determined there were triggering factors that required us to perform interim impairment assessments of our goodwill and long-lived assets. Based on the results of our interim goodwill impairment assessment for the third quarter of 2019, we concluded our goodwill was fully impaired as of September 30, 2019. Based on the results of our interim impairment tests of our long-lived assets throughout 2019, we concluded our long-lived assets were impaired by $1.5 million during the nine months ended September 30, 2019.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Units Purchased(1)	(b) Average Price Paid per Unit(2)	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 - July 18, 2019	17,438	$1.97	—	$—
August 1, 2019	376,351	1.80	—	—
September 1, 2019	167	1.10	—	—
Total	393,956	$1.81	—	$—

(1) All of these units represent units that were withheld upon the vesting of awards under the StoneMor Amended and Restated 2019 Long-Term Incentive Plan to satisfy certain tax obligations of the recipients of such awards arising from the vesting thereof and thus may be deemed to have been repurchased by the Partnership.

(1) The value of the units withheld was the closing price of the Partnership’s common units on the last trading day before the date on which such units were withheld.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On November 5, 2019, the Board of Directors of the general partner (the “Board’), based on the recommendation of its Compensation, Nominating and Governance Committee, approved a change effective January 1, 2020 in the compensation for the services of non-employee directors.  The annual retainer was increased from $80,000 to $100,000 and all separate fees for attending meetings of the Board or any committee thereof were eliminated. The chair of the Board’s Audit Committee will receive an annual retainer of $25,000, and the chairs of the Board’s other standing committees will receive retainers of $10,000.  Directors not affiliated with Axar Capital Management or American Infrastructure Funds will continue to defer $20,000 of their annual retainer in the form of restricted phantom units credited to a deferred compensation account under the Partnership’s Amended and Restated 2019 Long-Term Incentive Plan. Directors affiliated with Axar Capital Management or American Infrastructure Funds will receive their annual retainer in cash.

ITEM 6.	EXHIBIT INDEX

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

			Incorporated by Reference
Exhibit Number	Description	Filed/ Furnished Herewith	Form	Exhibit	Filing Date

10.1	Director Restricted Phantom Unit Agreement under StoneMor Amended and Restated 2019 Long-Term Incentive Plan by and among StoneMor GP LLC and Andrew M. Axelrod†	*	8-K	10.5	July 22, 2019

10.2	Director Restricted Phantom Unit Agreement under StoneMor Amended and Restated 2019 Long-Term Incentive Plan by and among StoneMor GP LLC and Spencer E. Goldenberg†	*	8-K	10.6	July 22, 2019

10.3	Director Restricted Phantom Unit Agreement under StoneMor Amended and Restated 2019 Long-Term Incentive Plan by and among StoneMor GP LLC and David Miller†	*	8-K	10.7	July 22, 2019

10.4	Indemnification Agreement by and among StoneMor GP LLC and Andrew M. Axelrod†	*	8-K	10.8	July 22, 2019

10.5	Indemnification Agreement by and among StoneMor GP LLC and Spencer E. Goldenberg†	*	8-K	10.9	July 22, 2019

10.6	Indemnification Agreement by and among StoneMor GP LLC and David Miller†	*	8-K	10.10	July 22, 2019

10.7	Consulting Agreement by and among StoneMor GP LLC and ORE Management LLC†	*	8-K	10.1	September 19, 2019

10.8	Severance Agreement and General Release and Waiver of Claims by and among StoneMor GP LLC and Garry P. Herdler†	*	8-K	10.2	September 19, 2019

10.9	Employment Agreement by and among StoneMor GP LLC and Jeffrey DiGiovanni†	*	8-K	10.3	September 19, 2019

10.10	Separation Agreement by and among StoneMor GP LLC and James Ford†	*	8-K	10.4	September 19, 2019

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Joseph M. Redling, President and Chief Executive Officer

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Jeffrey DiGiovanni, Chief Financial Officer and Senior Vice President

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Joseph M. Redling, President and Chief Executive Officer	**

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Jeffrey DiGiovanni, Chief Financial Officer and Senior Vice President	**

99.1	Third Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC dated as of June 27, 2019		8-K	99.2	June 28, 2019

101

Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2019, and December 31, 2018; (ii) Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2019, 2019 and 2018; (iii) Unaudited Condensed Consolidated Statements of Partners’ (Deficit) Capital; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

*	Incorporated by reference, as indicated
**	Furnished herewith

†	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEMOR PARTNERS L.P.

	By:	StoneMor GP LLC, its General Partner

Date: November 8, 2019		By:	/s/ Joseph M. Redling
Joseph M. Redling
President and Chief Executive Officer

Date: November 8, 2019		By:	/s/ Jeffrey DiGiovanni
Jeffrey DiGiovanni
Chief Financial Officer and Senior Vice President